Form 10-Q
period 2011-09-30
ScripsAmerica, Inc.
filed 2011-11-17
CIK 1521476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2011

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54550

SCRIPSAMERICA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-2598594
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

77 McCullough Drive, Suite 7, New Castle, Delaware 19720
(Address of principal executive offices)

800-957-7622
(Registrant’s telephone number)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [_]    No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [_]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [_]    No  [X]

As of November 17, 2011, the registrant had 52,012,680 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCRIPSAMERICA, INC.
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$587,663	$171,898
Receivable due from factor	460,633	91,341
Loan receivable - vendor	613,284	-
Prepaid expenses and other current assets	109,565	220,966

	1,771,145	484,205
Other Assets
Notes receivable - related party - net	7,319	9,000
Deposits	200,000	200,000

	207,319	209,000

TOTAL ASSETS	$1,978,464	$693,205

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$95,403	$82,930
Preferred Stock dividends payable	20,860	-
Convertible notes payable - net of discount of $9,636 and $14,620, respectively	590,364	285,380
Convertible notes payable - related parties	80,000	60,000

	786,627	428,310

Commitments and contingencies	-	-

Convertible preferred stock - 2,990,252 issued and outstanding as of September 30, 2011	1,043,000	-

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 2,990,252 issued and outstanding	-	-
Common stock - $0.001 par value; 150,000,000 shares authorized; 52,012,680 and 45,859,680 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	52,012	45,860
Subscription Receivable	(170,800)
Additional paid-in capital	429,096	201,770
Retained earnings (deficit)	(161,471)	17,265

	148,837	264,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,978,464	$693,205

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Statements of Operations   (Unaudited)

	For the three months ended, September 30,		For the nine months ended, September 30,
	2011	2010	2011	2010

Product Sales - net	$1,525,928	$1,060,186	$4,942,255	$1,927,023

Cost of Goods Sold	1,186,425	755,072	3,663,938	1,500,343

Gross Profit	339,503	305,114	1,278,317	426,680

General and Administrative Expenses	293,019	5,529	663,578	11,779
Research and Development	99,797	-	541,291	-

	392,816	5,529	1,204,869	11,779

Income (Loss) Before Other Income (Expenses)	(53,313)	299,585	73,448	414,901

Other Income (Expenses)
Interest expense	(54,501)	(36,540)	(204,964)	(49,594)

	(54,501)	(36,540)	(204,964)	(49,594)

Income Before Provision for Income taxes	(107,814)	263,045	(131,516)	365,307

Provision for Income Taxes	1,000	89,435	5,500	124,204

Net (Loss) Income	$(108,814)	$173,610	$(137,016)	$241,103

Earnings Per Common Share

Basic	$(0.00)	$0.00	$(0.00)	$0.00

Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Number of Common Shares

Basic	51,970,789	80,771,600	49,265,066	80,771,600

Diluted	51,970,789	80,771,600	49,265,066	80,771,600

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Statements of Changes in Stockholders' Equity
For the Nine Months ended September 30, 2011    (Unaudited)

	Common Stock		Subscription	Additional	Retained	Stockholders'
	Shares	Amount	Receivable	Paid-In Capital	Earnings	Equity

Balance - January 1, 2011	45,859,680	$45,860		$201,770	$17,265	$264,895

Common stock issued for cash	29,000	28		5,772	-	5,800

Common stock subscription	5,200,000	5,200	(176,000)	170,800		-

Common stock issued for services - BOD	540,000	540		53,460		54,000

Common stock issued for services	284,000	284		48,216		48,500

Common stock issued for interest	100,000	100		24,900		25,000

Convertible Preferred stock costs & fees				(130,631)		(130,631)

Dividends for convertible preferred stock					(41,720)	(41,720)

Common stock warrants issue to non-employee for services				54,809		54,809

Payment received for stock subscription			5,200			5,200

Net (Loss) income	-	-	-	-	(137,016)	(137,016)

Balance - September 30, 2011	52,012,680	$52,012	$(170,800)	$429,096	$(161,471)	$148,837

SCRIPSAMERICA, INC.
Statements of Cash Flows   (Unaudited)

	For the nine months ended, September 30,
	2011	2010
Cash Flows from Operating Activities
Net (Loss) income	$(137,016)	$241,103
Adjustments to reconcile net income to net cash (used) by operating activities:
Amortization of discount on convertible notes payable	29,984	-
Common stock issued for services	102,500	-
Common stock warrants issued for services	54,809
Deferred Income tax		56,000

Changes in operating assets and liabilities:
(Increase) decrease in:
Receivable due from factor	(369,292)	(464,279)
Prepaid expenses and other current assets	111,401	-
Increase (decrease) in:		-
Accounts payable and accrued expenses	12,473	136,855

	(195,141)	(30,321)
Cash Flows from Investing Activities
Payment received from note payable	1,681
Issuance of loan to vendor	(613,284)	(1,700)

	(611,603)	(1,700)

Cash Flows from Financing Activities
Proceeds from Issuance of common stock	5,800	-
Proceeds from Issuance of convertible preferred stock - net	912,369	-
Proceeds from convertible notes payable	414,000	-
Payment for convertible notes payable	(114,000)	-
Payment for dividends	(20,860)
Proceeds from stock subscription receivable	5,200
Proceeds from notes payable - related parties	20,000	40,000

	1,222,509	40,000

Net Increase (Decrease) in Cash and Cash Equivalents	415,765	7,979

Cash and Cash Equivalents - beginning	171,898	503

Cash and Cash Equivalents - end	$587,663	$8,482

Supplemental Disclosures of Cash Flow Information	-
Cash Paid:
Income Taxes	$4,200	-
Interest	$120,881	$13,054

Noncash financing and investing activities:
Common stock subscription	$176,000	$-
Discount on convertible note payable	$25,000	$-
Accrued Preferred Dividend payable	$20,860	$-

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Notes to Financial Statements	For the Nine Months Ended September 30, 2011

1 -       Basis of Presentation

The accompanying financial statements reflect financial information of ScripsAmerica, Inc., (the “Company” or “ScripsAmerica” or “we”).

We were incorporated in the State of Delaware on May 12, 2008, and primarily engage in the sale of generic pharmaceutical drugs through our main customer, McKesson Corporation (McKesson”), to various end users, including physicians’ offices, retail our pharmacies, long-term care sites, hospitals and home care agencies, located throughout the United States. We use a single vendor, Marlex Pharmaceuticals, Inc. for our packaging, distribution, warehouse and customer service needs.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and Regulation S-X and should be read in conjunction with the audited financial statements of ScripsAmerica and related notes thereto contained in the audited financials for the year ended December 31, 2010 included in the Company’s Form S-1.  Certain information and note disclosure required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulation S-X.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2 -       Summary of Significant Accounting Policies

A summary of significant accounting policies follows:

a.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

b.
Revenue Recognition - Revenue is recognized when product is shipped from our contract packager (Marlex Pharmaceuticals Inc.) to our customers’ warehouses, mainly McKesson, and is adjusted for any charge backs received from our customers which include inventory credits, discounts or volume incentives.  These charge back costs are received monthly from our customers’ and the sales revenue for the corresponding period is reduced accordingly.

Purchase orders from our customer generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable.  The credit worthiness of our customer assures that collectability is reasonable assured.

c.
Research and Development - Expenditures for research and development associated with contract research and development provided by third parties are expensed as operating expenses, as incurred. The Company had charges of $541,291 and $0 for research and development expenses for the nine months ended September 30, 2011 and 2010, respectively.

d.
Stock-Based Compensation – The Company adopted FASB ASC No. 718  “Share-Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as determined by the board of directors since our stock is not publicly traded and the volume is immaterial.  As of September 30, 2011 the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

SCRIPSAMERICA, INC.
Notes to Financial Statements	For the Nine Months Ended September 30, 2011

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or to be provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable.  For stock options granted to non-employees the fair value at the grant date is used to value the expense.  In calculating the estimated fair value of its stock options, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,
•	the expected term of the option or warrant,
•	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,
•	the expected volatility of our common stock,
•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future),
•	the risk free interest rate for the expected option or warrant term, and
•	the expected forfeiture rate.

e.
Recent Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed financial statements.

3 -       Receivable Due from Factor

The Company may at certain times during the year sell qualified receivables to a factor (United Capital Funding).  This agreement allows the Company to sell its qualified accounts receivable with recourse in exchange for advances of funds equivalent to 83% of the value of receivables, leaving 17% of the receivables as a reserve by the factor for potential non-payment of the Company’s receivables. The factoring facility is for a term of one year, which was renewed in April 2011 and is cancellable by either party upon one month’s written notice, which provides a factoring line of up to $1,000,000.  As collateral for the repayment of advances for receivables sold, the factor has a priority security interest in all present and future assets and rights of the Company. The factor has required that the Company notify all customers that all payments must be made to a lock-box controlled by the factor.  The factoring fee is 2.2% every thirty days or 26.4% annually. Factoring fees charged to interest expense for the nine months ended September 30, 2011 and 2010 were $58,123 and 27,217, respectively.

As of September 30, 2011, there were no open receivables sold to a factor, leaving $460,632 due from the factor on all open receivables. Management has reviewed the open receivables for collectability and has determined that an allowance for doubtful accounts for these receivables is not necessary as of September 30, 2011.

4 -       Loan Receivable - Vendor

During the nine months ended September 30, 2011, the Company loaned $613,284 to Marlex Pharmaceuticals Inc., our contract packager.  The amount is unsecured, non-interest bearing and has no stipulated repayment terms as the loan was made on an oral agreement.  Although there is no written contract for this loan, the Company considers this to be a current asset based on oral assurances from the management of Marlex Pharmaceuticals that the loan would be repaid within twelve months and the Company’s judgment of Marlex’s abilitiy to pay its debt.

SCRIPSAMERICA, INC.
Notes to Financial Statements	For the Nine Months Ended September 30, 2011

5 -       Convertible Notes Payable

During the nine months ended September 30, 2011, the Company issued two one year $100,000 promissory notes payable, aggregating $200,000, one one year $200,000 promissory note and one one year $14,000 promissory note. The notes are to be used exclusively for the Company’s purchase orders. The notes provide for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  The notes can be extended by mutual consent of the lender and the Company.  In June of 2011, the Company paid in full the $14,000 note.

During 2010, the Company issued three one year $100,000 promissory notes payable, aggregating $300,000.  In June of 2011, the Company paid in full $100,000 for one of the three notes that were issued in 2010. These notes are to be used exclusively for the Company’s purchase orders. These notes provide for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the notes until maturity.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  The notes can be extended by mutual consent of the lender and the Company.

Interest expense associated with these notes for the nine months ended September 30, 2011 and 2010, was $119,547 and $0, respectively. Additionally, the Company issued to the note holder 168,080 shares of common stock.  These shares of common stock are valued at $.25 per share and are being amortized over the life of the notes.  Total value assigned to these shares was $42,020, of which $32,384 has been amortized as interest expense, the unamortized discount on these notes as of September 30, 2011 is $9,636.

6 -	Convertible Notes Payable - Related Parties

On September 9, 2011 the Company agreed to a one year extension for notes that were previously issued during the nine month period ended September 30, 2011, and issued two one year promissory notes aggregating $20,000. The notes consist of $10,000 issued to the Company’s president and CEO and $10,000 issued to a company owned by the Company’s president and CEO.  These notes provide for  interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the notes until maturity.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  Interest expense associated with these notes for the nine months ended September 30, 2011 was approximately $2,460.

On September 9, 2011, the Company agreed to a one year extension for the remaining notes that were previously issued during 2010. The Company had issued six one year promissory notes aggregating $60,000. As of September 31, 2011 the notes consist of $40,000 issued to the Company’s president and CEO and $20,000 issued to a company owned by the Company’s president and CEO.  These notes provide for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the notes until maturity.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender. The notes can be extended by mutual consent of the lender and the Company. Interest expense associated with these notes for the nine months ended September 30, 2011 and 2010 was $10,800 and $4,400, respectively.

SCRIPSAMERICA, INC.
Notes to Financial Statements	For the Nine Months Ended September 30, 2011

7 -       Income Taxes

Our provision for income taxes at September 30, 2011 and 2010 consisted of the following

	September 30, 2011	September 30, 2010
Current
Federal	$5,500	$124,204
State	-	-

Deferred
Federal	-	-

Income Tax Expense	$5,500	$124,204

The effective tax rates differ from the statutory rates for 2011 and 2010 primarily due to the following:

	2011		2010
		Effective		Effective
	Amount	Tax Rate Percentage	Amount	Tax Rate Percentage

Federal income tax liability (benefit)	$(44,715)	34.0%	$124,204	34.%0
State taxes, net of federal benefit	1,452	-1.1%
Effect of graduated rates	(4,722)	3.4%	-	-
Non-deductible expenses	53,485	-40.7%

	$5,500	-4.4%	$124,204	34.0%

8 -       Convertible Preferred Stock

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to one investor.  The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions:  (a) 8% dividend (appropriately adjusted to reflect any stock splits), the dividends shall accrue and be paid on March 31, June 30, September 30 and December 31. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744).  (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion.  The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issue non-exempted common shares at a price below $.1744. (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing.  (f) Exempted securities - for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

The Company has determined that the Series A convertible preferred stock has the characteristics of a derivative instrument due to the fact that the conversion prices is indexed to the Company’s own stock. The Company has determined that there is no change in the value of the derivative liability and no income or expense should be recorded to earnings

SCRIPSAMERICA, INC.
Notes to Financial Statements	For the Nine Months Ended September 30, 2011

9 -       Stockholders’ Equity

Common Stock

In 2011, the board of directors authorized a two-for-one forward stock split and a change in par value. The change in par value and the forward stock split have been retroactively applied as of January 1, 2011 in the balance sheet and the statement of changes in stockholders’ equity.

During the nine months ended September 30, 2011, the Company issued 29,000 restricted shares of common stock for cash proceeds of $5,800.

On April 29, 2011 the Company agreed to sell 5,200,000 restricted shares of common stock to four purchasers for an aggregate purchase price of $176,000.  The sales of these common stock shares were recorded as a stock subscription receivable, contra equity account, to the equity section of the balance sheet in April 2011.  As of November 7, 2011, the Company has received $5,200 with the balance expected to be received by December 31, 2011.

During the nine months ended September 30, 2011, the Company issued 284,000 restricted shares of its common stock to non-employees for services rendered during the nine month period ended September 30, 2011 or to be rendered. These services were valued at $48,500. The unamortized amount of prepaid services at September 30, 2011 is $23,000.  The Company charged its operations $25,500.

During the nine months ended September 30, 2011, the Company issued 540,000 restricted shares of its common stock in connection with services provided by members of the board of directors. The Company charged its operations $54,000.

During the nine month period ended September 30, 2011, the Company issued 100,000 shares for interest related to the issuance of a note payable.  The Company accounted for this transaction as a discount on notes payable totaling $25,000, of which $9,375 was amortized to interest expense for the nine month period ended September 30, 2011.

Warrants

On April 1, 2011, the Company issued 478,440 common stock warrants to a third party vendor as part of payment for services provided. These warrants have a strike price of $.1744, are 100% vested and have a contractual life of 5 years, expiring on March 31, 2016. The Company calculated the fair value of the warrants to be $54,809, using the Black-Scholes option pricing model and the expense was recorded to the statement of operations. The assumptions used in computing the fair value are a closing stock price of $.1744, expected term was 2.5 years since the stock in not heavily traded and the strike price and market price were equal, the “plain vanilla” method was used to determine the years. Also since the Company does not have a history of stock prices over 2.5 years the Company used the expected volatility of four similar entities within our sector whose share or option price are publicly available, per Staff Accounting Bulletin topic 14 interpretations and guidance. The Company used the stock prices of four comparative companies within our industry, calculated the volatility for each Company and used the average of the four comparable companies to determine that the expected volatility of 120.65%, the risk free rate was estimated to be 1.3%.

SCRIPSAMERICA, INC.
Notes to Financial Statements	For the Nine Months Ended September 30, 2011

10 -     Commitments and Contingencies

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with a contract packager and labeler for orally disintegrating tablets.  The total value of this contract is $935,000.   As of September 30, 2011, the Company has paid a total of $744,222, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of September 30, 2011 and December 31, 2010.  An expense of $276,887 was recorded to operations as research and development costs for the nine months period ended September 30, 2011.  No expense was recorded for the nine month period ended September 30, 2010. The balance of $190,778 at September 30, 2011 is expected to be completed and paid in 2011.  Upon the commencement of product shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis.  The $200,000 deposit will be applied towards this royalty payment.

11 -     Earnings (Loss) Per Common Share

The basic earnings per share or loss per share are computed using the weighted average number of common shares outstanding. The assumed exercise of common stock equivalents were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive. As of September 30, 2011, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants convertible into 478,440 shares and notes payable convertible into 2,720,000 shares of common stock.

12 -     Concentrations

The Company purchased 100% of its product from one supplier during the nine months ended September 30, 2011 and 2010.  A disruption in the availability of product from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $4,542,000 or 86% and approximately $1,927,000 or 100%, of its revenue from one customer during the Nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, one customer accounted for approximately $368,000, or 80% of the Company’s accounts receivable.

13 -     Subsequent Events

On October 19, 2011, the Company received $250,000 in cash for one convertible promissory note payable. The note provides for interest only payments of 1%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is October 18, 2014.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  The note can be extended by mutual consent of the lender and the Company.  In addition, the Company shall pay to the lender a royalty of 4% on all sales of a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets from January 1, 2012 on until/unless the product line of these rapidly dissolving tables are sold to a third party. Payments are schedule to begin quarterly September 30, 2012.

On October 19, 2011, the Company was approved for a line of credit from Wells Fargo Bank. This line of credit will allow the Company to borrow up to a maximum of $70,000, at an interest rate of prime plus 1% through June 30, 2012, and prime plus 6.25% annually after June 30, 2012.  The note is secured by personal guarantee by the Company’s CEO.

As of November 14, 2011, the Company’s securities registration was declared effective by the Securities and Exchange Comission.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

Caution Regarding Forward-Looking Information

Certain statements contained herein, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions:  demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

Overview
We are incorporated in the State of Delaware on May 12, 2008 and primarily engage in sale of generic pharmaceutical drugs through our main customer, McKesson Corporation (McKesson”), to various end users, including physicians’ offices, retail our pharmacies, long-term care sites, hospitals and home care agencies, located throughout the United States. We use a single vendor, Marlex Pharmaceuticals, Inc. for our packaging, distribution, warehouse and customer service needs.

ScripsAmerica, Inc. is a healthcare services company focused on efficient supply chain management, from strategic sourcing to delivering niche generic pharmaceuticals to market. Through the largest pharmaceutical distributor in North America, ScripsAmerica delivers product to a wide range of customers across the health care industry, including physicians’ offices, retail pharmacies, long-term care sites, hospitals, and Government and home care agencies.  Current therapeutic categories include pain, arthritis, prenatal, urinary, and hormonal replacement drugs.

The United States constitutes the largest market in the world for generic pharmaceuticals, and its aging population represents a key driver for the growth of the global pharmaceuticals and domestic consumer products markets. Competitive pressures among U.S. generics providers are continuing to increase as a result of the number of new market entrants growing faster than the generics market as a whole, leading to cost competition on the manufacturing side and squeezed profit margins.  On the sales side, generics prices are eroding due to low-cost suppliers from India and China capturing market share, as well as the success of health insurers and health maintenance organizations in negotiating lower reimbursement rates. Finally, large direct purchase customers such as chain drugstores demand product variety and reliability of supply that allows them to lower their inventory levels.

The Company competes in the current environment by providing a low cost system of broad-based marketing, sales, and distribution capabilities for generics, branded pharmaceuticals, over the counter medicines, vitamins, and nutraceuticals.  Since the Company began shipping operations in February 2010, our net sales has increased 4 out of the last 5 fiscal quarters, with the last three quarters achieving net sale of over $1.6 million dollars in sales.  The Company expects that for the fiscal year ending December 31, 2011, net sales to be approximately $6.5 to $7.0 million. In the second quarter 2011 the Company added three new customers to its customer base.  Prior to second quarter 2011 the Company’s shipments were to only one customer, McKesson. We expect to start selling to three new customers (Cardinal Health, Curtis Pharmaceuticals and the United States Veterans Administration) in the second half of 2011.

Oral drug delivery remains the preferred dosing method among patients and physicians, with more than 80% of all drugs administered in this manner. Rapid melt technology provides pharmaceutical companies with the opportunity for product line extensions for a wide variety of drugs, and we believe there is a significant opportunity as a contract developer of rapidly dissolving drug formulations for specialty prescription pharmaceuticals. The combined US, EU and Japanese ODT market has doubled in size over the past four years to surpass $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Table and Film Technologies (sixth edition), which is available for purchase from TCI.

In March 2010, we entered into a product development, manufacturing and supply agreement with our contract supplier, Marlex Pharmaceuticals Inc., which develops generic drug products. Under this agreement, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for OTC products.  We have committed to investing approximately $935,000 with Marlex Pharmaceuticals Inc. for the cost of developing these rapidly dissolving tablets and we expect to complete development of these rapid melt products by early 2012. The development costs consists of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyze and validate the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000). However, we estimate that we will need  approximately $1.5 million of incremental funding for expenses required to launch these products. The funding for launching the rapid melt products will have to come from the sale of equity securities, preferred and/or common stock securities.

The Drug Efficacy Study Implementation (“DESI”) Program was a program begun by the FDA in the 1960s based on the requirement of the Kefauver-Harris Drug Control Act that all drugs be efficacious as well as safe. The DESI program was intended to classify all pre-1962 drugs that were already on the market as either effective, ineffective, or needing further study. According to the U.S. Department of Health and Human Services drug efficacy study
( http://www7.nationalacademies.org/archives/drugefficacy.html ) and The Annals of Pharmacotherapy (Vol.39, No.7, pp.1260-1264),, to date, DESI has evaluated over 3,000 separate products and over 16,000 therapeutic claims. By 1984, final action had been completed on 3,443 products; of these, 2,225 (64.6%) were found to be effective, 1,051 (30.5%) were found not effective, and 167 (4.9%) were pending. Once a DESI drug has been FDA approved and granted market exclusivity, the applicant will have the right to be the single source producer of the drug and control market supply and pricing.

We are in the process of selecting our initial drug candidate for the DESI program approval. We estimate that the Company will need to raise approximately $2.0 million to $3.0 million for clinical trials to obtain FDA approval of the initial drug candidate we select to submit under the DESI program. This funding is also expected to come from the sale of equity securities, preferred and/or common stock securities.

We also plan for an acquisition of a pharmaceutical packager and distributor and management estimates we will require approximately $5.0 million of investment capital which we expect to raise from the sale of equity securities, preferred and/or common stock securities.

Our acquisition plans also include the potential purchase of a Pharmaceutical manufacturer. This potential acquisition target is a FDA-registered developer and manufacturer of prescription, over the counter and generic pharmaceutical products. We estimate it will require approximately $7.0 million of investment capital, which we expect to raise form the sale of equity securities, preferred and /or common stock securities.
Management believes that, based on anticipated level of sales, the Company can fund its current operational expenses for the next twelve months but if we are to achieve our four new objectives for sales and profit growth described above we will need to raise approximately $15.5 million to $16.5 million. Funding is expected to come from the sale of equity securities, preferred and/or common stock securities. We may not be able to accomplish our four objectives and obtain the necessary financing within the next twelve months.

Description of Revenues
ScripsAmerica offers fulfillment of prescription and over the counter (OTC) orders. To fulfill purchase orders from customers, ScripsAmerica processes orders to the end user’s desired specifications. Capabilities range from unit of use packaging for in-patient nursing homes and hospitals to bulk packaging for government and international organizations.

The Company’s revenue is generated from the purchases of product from its suppliers and shipments of the completed product per the end users’ specifications to distribution centers. The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized when product is shipped from our contract packager (Marlex Pharmaceuticals Inc.) to our customers’ warehouses, mainly McKesson and is adjusted for any charge backs from our customer which may include inventory credits, discounts or volume incentives. These charge backs costs are received monthly from our customers and the sales revenue is reduced accordingly. Any product returns or non -confirmation of receipt of product is included in the customers’ monthly charge back charge.
Purchase orders from our customers generate our shipments. These purchase orders are the persuasive evidence that an arrangement exists. The pricing has also been agreed upon and determined via the customer purchase orders and the credit worthiness of our customer assures that collectability is reasonable.

Description of Expenses
Our expenses include the following: (a) Costs of Goods sold (the Company purchases all its product form suppliers at various contracted prices and does not own or maintain any inventory. Upon shipment of product the Company is charged the contracted price. The Company may finance the purchases of product sold based on confirmed purchase orders via a revolving finance agreement); (b) Costs of services, which consists primarily of salaries and contracted professional fees for various consultants used in management for the Company; (c) Marketing costs associated with contracts and selling product; (d) General administrative costs, which consists of overhead expenses, such as travel, telecommunications and office expenses; (e) Interest expenses mainly related to our us of factoring and facility agreement; and (f) Research and development cost associated with the development of new product delivery forms.

Results of Operations

Results for the three months ended September 30, 2011 versus the thee months ended September 30, 2010.

	2011		2010
Total Revenue	1,526,000	100%	1,060,000	100%
Cost of Goods Sold	1,186,000	78%	755,000	71%
Gross Profit	340,000	22%	305,000	29%
Operating Costs and Expenses:
General and Administrative	293,000	19%	6,000	1%
Research and Development	100,000	7%	0	0%
Total Operating expenses	393,000	26%	6,000	1%
Total Other Income / (expenses)	(55,000)	4%	(36,000)	3%
Income (Loss) before taxes	(108,000)	-7%	263,000	24%
Tax Expense	1,000	0%	89,000	8%
Net (Loss) Income	(109,000)	-7%	174,000	16%

Product Sales

For the three months ended September 30, 2011 the Company generated sales revenue of approximately $1,526,000 as compared to sales of approximately $1,060,000 for the three months ended September 30, 2010, an increase of approximately $466,000 primarily due to more and larger orders from McKesson for the three months ended September 30, 2011 versus the same period in 2010 because in 2011 the Company had established a track record with McKesson where as in 2010 the Company and McKesson just started doing business with each other.

Approximately 81% of our gross sales shipments for the three months ended September 30, 2011were to one customer, McKesson Cor81poration, (100% for gross sales in 2010) the largest pharmaceutical distributor in North America, which acts as an intermediary between ScripsAmerica and the end users of its products.

The following table sets forth selected statement of operations data as a percentage of gross sales for the three months ended September 30, 2011 and 2010.

Products sold	2011	% to total	2010	% to total
Prescription drug products	$1,345,000	80%	$934,,000	80%
OTC & non prescription products	336,000	20%	234,000	20%
Gross Sales	1,681,000	100%	1,168,000	100%
Discounts / Charge backs	(155,000)	6%	(108,000)	9%
Net Sales	$1,526,000	100%	$1,060,000	100%

Gross Profit
Gross profit for the three months ended September 30, 2011 was approximately $340,000 or 22% primarily driven by the sales of prescription generic drugs, as compared to a gross profit of approximately $305,000, or 29%, for the same three month period in 2010. This increase of approximately $35,000 is primarily volume related.

Operating Expenses

General and Administrative: For the three months ended September 30, 2011, general and administrative expenses (“G&A”) were approximately $293,000 as compared to approximately $6,000 for the three months ended September 30, 2010. G&A expenses for the third quarter of the 2011 fiscal year consist of salaries and wages of approximately $79,000, board of director’s compensation of approximately $10,000.. Professional fees, which consist mainly of legal and accounting fees, of approximately $74,000 and approximately $119,000 for costs associated with registration and SEC compliance related to the filing of our S-1 and amended S-1, of which approximately $30,000 was a non-cash transaction for stock option grants for services provided. Office supplies and various other expenses made up the balance of approximately $11,000 for general and administrative expenses. For the three months ended September 30, 2010, the Company had expenses of approximately $6,000 due to commencing operations in February 2010.

Research and Development: The Company’s expenditures for research and development cost were approximately $100,000, for the three months ended September 30, 2011 versus none for the same three months prior year. Our research and development costs can mainly be attributed to on-going research related to new product development with a third party provider.

Total Other Income and Expenses: Other income/expense of approximately $55,000 for the three months ended September 30, 2011 primarily consists of interest expense associated with our factoring fees related to factoring our accounts receivables and interest expense associated with our outstanding borrowings for the three months ended September 30, 2011. The interest associated with our factoring fees was approximately $1,000 for 2011 and beginning in May of 2011 the Company significantly reduced the use of factoring the accounts receivable to the point where the Company has not had to factor the receivables from June on of this year. The Company has incurred  approximately $54,000 for interest associated with outstanding notes payable which were used to finance the purchase of product and fund current operations. There was approximately $37,000 of interest expense for the nine months ended September 30, 2010.

Net Income Applicable to Common Shares: The Company recorded a loss of approximately $109,000 for the three months ended September 30, 2011, as compared to a net income of approximately $174,000 for the three months ended September 30, 2010, a decrease of approximately $283,000 over the prior year three month period. This decrease in net income is a result of operating expenses increasing significantly over the prior year. Even though the gross profit increased approximately $35,000 for the three months ended September 30, 2011 over 2010, our research and development costs increased approximately $100,000 and general and administrative expense increased approximately $287,000, for a total increase in operation expenses over prior year of approximately $387,000. Our interest expense increased approximately $18,000 over the prior year three month period. The Company did incur approximately $30,000 of non-cash expense items for the issuance of stock and stock warrants for services during the three month period ended September 30, 2011. The income tax expense declined approximately $88,000 over the prior year three month period. Earnings per common share were $0.00 for basic and diluted for the three months ended September 30, 2011, and $0.00 for basic and diluted for the nine months ended September 30, 2010.

Results for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010

Product Sales

	2011		2010
Total Revenue	4,942,000	100%	1,927,000	100%
Cost of Goods Sold	3,664,000	74%	1,500,000	78%
Gross Profit	1,278,000	26%	427,000	22%
Operating Costs and Expenses:
General and Administrative	664,000	14%	12,000	1%
Research and Development	541,000	11%	0	0%
Total Operating expenses	1,205,000	25%	12,000	1%
Total Other Income / (expenses)	(205,000)	4%	(50,000)	2%
Income (Loss) before taxes	(132,000)	-3%	365,000	19%
Tax Expense	5,000	1%	124,000	6%
Net (Loss) Income	(137,000)	-3%	241,000	13%

The Company began shipment of products in February 2010 and the majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the nine months ended September 30, 2011 the Company generated sales revenue of approximately $4,942,000 as compared to sales of approximately $1,927,000 for the months ended September 30, 2010, an increase of approximately $3.0 million primarily due to (i) more time for shipments in 2011 (nine months) versus the same period in 2010 (seven months as the Company did not begin shipments until February) and (ii) more and larger orders from McKesson for the nine months ended September 30, 2011 versus the same period in 2010 because by the start of 2011 the Company had established a track record with McKesson where as in 2010 the Company and McKesson just started doing business with each other.

Approximately 86% of our gross sales for 2011shipments were to one customer, McKesson Corporation, (100% for gross sales in 2010) the largest pharmaceutical distributor in North America, which acts as an intermediary between ScripsAmerica and the end users of its products.

The following table sets forth selected statement of operations data as a percentage of gross sales for the nine months ended September 30, 2011 and 2010.

Products sold	2011	% to total	2010	% to total
Prescription drug products	$4,397,000	83%	$1,781,000	80%
OTC & non prescription products	874,000	17%	445,000	20%
Gross Sales	5,271,000	100%	2,226,000	100%
Discounts / Charge backs	(329,000)	6%	(299,000)	14%
Net Sales	$4,942,000	100%	$1,927,000	100%

Gross Profit
Gross profit for the nine months ended September 30, 2011 was approximately $1,278,000 or 26% primarily driven by the sales of prescription generic drugs, as compared to a gross profit of approximately $427,000, or 22%, for the same nine month period in 2010. This increase is primarily due to decreased discounts/charge-backs (6% versus 14%) discussed above because of greater fulfillment rates on our shipments to McKesson.

Operating Expenses

General and Administrative: For the nine months ended September 30, 2011, general and administrative expenses (“G&A”) were approximately $664,000 as compared to approximately $12,000 for the nine months ended September 30, 2010. G&A expenses for the nine months of the 2011 fiscal year consist of salaries and wages of approximately $217,000, board of director’s compensation of approximately $66,000 which consists mainly of common stock grants which are non-cash payments. Professional fees, which consist mainly of legal and accounting fees, of approximately $96,000 and approximately $265,000 for costs associated with registration and SEC compliance related to the filing of our S-1 and amended S-1, of which approximately $104,000 was a non-cash transaction for stock option grants for services provided. Office supplies and various other expenses made up the balance of approximately $20,000 for general and administrative expenses. For the nine months ended September 30, 2010, the Company had expenses of approximately $12,000 due to commencing operations in February 2010.

Research and Development: The Company’s expenditures for research and development cost were approximately $541,000, for the nine months ended September 30, 2011 versus none for the same nine months prior year. Our research and development costs can mainly be attributed to on-going research related to new product development with a third party provider.

Total Other Income and Expenses: Other income/expense of approximately $205,000 for the nine months ended September 30, 2011 primarily consists of interest expense associated with our factoring fees related to factoring our accounts receivables and interest expense associated with our outstanding borrowings for the nine months ended September 30, 2011. The interest associated with our factoring fees was approximately $59,000 for 2011 and beginning in May of 2011 the Company significantly reduced the use of factoring the accounts receivable to the point where the Company has not had to factor the receivables from June on of this year. The Company has incurred  approximately $146,000 for interest associated with outstanding notes payable which were used to finance the purchase of product and fund current operations. There was approximately $50,000 of interest expense for the nine months ended September 30, 2010.

Net Income Applicable to Common Shares: The Company recorded a loss of approximately $137,000 for the nine months ended September 30, 2011, as compared to a net income of approximately $241,000 for the nine months ended September 30, 2010, a decrease of approximately $378,000 over the prior year nine month period. This decrease in net income is a result of operating expenses increasing significantly over the prior year. Even though the gross profit increased approximately $851,000 for the nine months ended September 30, 2011 over 2010, our research and development costs increased approximately $541,000 and general and administrative expense increased approximately $652,000, for a total increase in operation expenses over prior year of approximately $1.2 million. Our interest expense increased approximately $155,000 over the prior year nine month period. The Company did incur approximately $157,000 of non-cash expense items for the issuance of stock and stock warrants for services during the nine month period ended September 30, 2011. The income tax expense declined approximately $119,000 over the prior year nine month period. Earnings per common share were $0.00 for basic and diluted for the nine months ended September 30, 2011, and $0.00 for basic and diluted for the nine months ended September 30, 2010.

Liquidity and Capital Resources
At September 30, 2011, the Company had total current assets of approximately $1,771,000 and total current liabilities of approximately $787,000, resulting in working capital of approximately $984,000.

At September 30, 2011, the Company's current assets consisted of approximately $588,000 in cash, $461,000 receivable due from factor approximately $110,000 in prepaid expenses, and a note receivable of $613,000.  Current liabilities at September 30, 2011 consist primarily of approximately $590,000 in convertible notes payable, $80,000 in related party notes payable, and approximately $116,000 in accounts payable and accrued expenses.

During 2010, we met our liquidity needs primarily from operational sales and the issuances of the Company’s securities.  Current operations are again expected to be funded from sales of the Company’s products. Management believes that, based on the anticipated level of sales, the Company can fund its current operational expenses. The Company expects that for the fiscal year ending December 31, 2011, net sales to be approximately $6.5 to $7.0 million. In the second quarter 2011 the Company added three new customers to its customer base. To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for payment of our debt obligations.

Management plans to pursue sales and profit growth through (a) expansion of its distribution network (b) development of new products (i.e. rapidly dissolving drug formulation pain relief products) ( c ) an acquisition of a pharmaceutical packager /supplier and (d) acquisition of a pharmaceutical manufacturer. These future plans will be dependent upon securing additional sources of liquidity.

In March 2010, we entered into a product development, manufacturing and supply agreement with our current manufacturer supplier, Marlex Pharmaceuticals Inc., which develops and manufactures generic drug products. Under this agreement, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for a OTC product. The Company has committed invested $935,000 with Marlex Pharmaceuticals Inc. for the cost of developing these rapidly dissolving tablets and the Company expects to complete development of these rapid melt products by early 2012. The development costs consists of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyze and validate the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000). However, the Company estimates that it will need approximately $1.5 million of incremental funding for expenses required to launch these products. The funding for launching the rapid melt products will have to come from the sale of equity securities.

We are in the process of selecting our initial drug candidate for the DESI program approval. We estimate that the Company will need to raise approximately $2.0 million to $3.0 million for clinical trials to obtain FDA approval of our initial drug candidate under the DESI program. This funding is also expected to come from the sale of equity securities, preferred and/or common stock securities.

The Company also plans for an acquisition of a pharmaceutical packager and distributor and management estimates it will require approximately $5.0 million of investment capital which the Company expects to raise from the sale of equity securities, preferred and/or common stock securities.

To reduce costs from manufacturers, thus improving our gross profit, the Company plans include the acquisition of a pharmaceutical manufacturer which management estimates it will require approximately $7.0 million of investment capital, which the Company expects to raise form the sale of equity securities, preferred and /or common stock securities.

If the Company is to achieve its four new objectives for sales and profit growth described above the Company will need to raise approximately $15.5 million to $16.5 million. The Company does not expect to have any excess cash from operations to adequately fund these expansion programs and current sales growth and operational profits will not be nearly enough to support these expansion programs. So funding is expected to come from the sale of equity securities, preferred and/or common stock securities.

On July 21, 2011, we entered into an agreement with Curing Capital Inc. to assist us to raise up to $17,000,000 and to provide us with financial advisory services. This is a non-exclusive arrangement. Upon signing this agreement, we issued to Curing Capital 104,000 shares of our common stock. Curing Capital has agreed to hold such shares for 12 months. In addition, for any investment in us made by an investor introduced to us by Curing Capital, we will pay a cash fee at the closing of such investment. The cash fee is based on the net amount invested. Such fee will range from $81,388 for any investment of $1,000,000 or less to as much as $1,254,771 for an investment of more than $14,000,000 but less than $17,000,000, plus $79,902 for each $1,000,000 above $17 million. This letter agreement with Curing Capital has a term of 120 days and may be cancelled by either party upon 30 days’ notice.

In October 2011 the company received $250,000 for a promissory convertible note payable.  The proceeds will be used to fund the product development for pain relief disintegrating rapidly dissolving 80mg and 160mg tablets.  The notes provides for interest only payments of 1%, payable monthly in cash or common stock of the Company at $0.25 per share, at the option of the lender.   There is no required principal payment on the note until maturity which is October 18, 2014.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  The note can be extended by mutual consent of the lender and the Company.  In addition, the Company shall pay to the lender a royalty of 4% on all sales of a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets from January 1, 2012 on until/unless the product line of these rapidly dissolving tables are sold to a third party. Payments are schedule to begin quarterly September 30, 2012.

In October 2011, the Company was approved for a $70,000 line of credit from Wells Fargo Bank. The line of credit has an interest rate of prime plus 1% through June 30, 2012 and prime plus 6.25% annually after June 30, 2012.  This credit line will allow the Company to fund basic operation and also reduce any reliance on factoring the Company’s receivable, which will reduce possible future interest expense.
These funding efforts will proceed unabated but the Company can provide no guarantee that the funding will be realized.

Operating Activities
Net cash used by operating activities was approximately $195,000 for the nine months ended September 30, 2011, as compared to cash used by operating activities of approximately $30,000 for the nine months ended September 30, 2010, an increase in cash used of approximately $165,000. This increase in use of cash was mainly due to the increase in cashed used in operations, the loss from operations of approximately $137,000 generated approximately $50,000 in cash  if the Company eliminates the non-cash expenses recording during the nine month period ended September 30, 2011 of approximately $187,000.  But compared to the nine months period ended September 30, 2010, operations generated cash of approximately $297,000 after adjustments for non-cash items of approximately $56,000.  Compared to prior year nine month period cash generated from operations decline by approximately $247,000. Offsetting this decline of cash generated from operations was a decrease in our accounts receivable of approximately $95,000 with accounts payable and prepaid netting to a change of approximately $13,000 compared to prior year.  The Company expects sales for the next two quarters to continue to grow and be in the range of approximately $1.8 million to 2.0 million for each quarter. Our gross profit margin is expected to continue to be in the range of approximately 27% and our outlays of cash for general and administrative costs are expected to be in the range of 5% to 7% of net sales. Current Research and Development costs are almost complete and any incremental spending in the R & D area will be funded from additional funds raised via equity instruments, as described above. The Company expects that the sales for the next six to twelve months will cover our current operating expenses and cover our current financing requirement as described below. Should the sales decline significantly, profits will decline and additional funding will be required and the Company can provide no guarantee that the funding will be realized.     During 2010 and for the first three to five months of 2011 the Company financed the purchase of product and factored its accounts receivable. Beginning in March 2011 the Company significantly reduced its reliance on the financing of purchase order by acquiring funds via the two $100,000 convertible promissory notes payable and a $200,000 convertible promissory note payable. Beginning in March 2011 the Company has been able to pay for the purchase of product through funding via operations and has not used a third party to finance the purchase of monthly inventory. The Company has reduced its monthly interest expense associated the purchase of product by approximately 1% to 2%. As sales have continue to grown, with the last four quarters achieving nets sales of over $1.6 million for each quarter, the Company has reduced its reliance on raising liquidity via the sales of receivables to a factors. In June of 2011 no receivables were sold to the factor and if sales continue at the current level there are no plans to incur any interest expense as a result of factoring our receivables.

Investing Activities
For the nine months ended September 30, 2011, the Company used approximately $613,000 for the issuance of a note receivable to our contract / packager supplier and in 2011 there was relatively no cash used in investing activities.

Financing Activities
Net cash provided by financing activities was approximately $1,223,000 for the nine months ended September 30, 2011 compared to only $40,000 for nine months ended September 30, 2010. The increase in cash provided by financing activities is mainly from: (a) proceeds from the issuance of convertible preferred stock, which the Company received net proceeds of approximately $912,000. (b) Four promissory notes in the sum of approximately $420,000, of which $20,000 was purchased by a related party. (c) The sale of common stock in the amount of $5,800. These funds were used in operation expenses and paid in fully $100,000 for a 2010 promissory note. In 2010 the Company raised $40,000 from notes payable to a related party.

The following is a listing of our current financing.

During the nine months ended September 30, 2011, the Company issued two one year $100,000 promissory convertible notes payable, aggregating $200,000, one one year $200,000 promissory note and one one year $14,000 promissory note. The notes are to be used exclusively for the Company’s purchase orders. The notes provide for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity. The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender. The notes can be extended by mutual consent of the lender and the Company. In June 2011, the Company paid in full the $14,000 note.

During 2010, the Company issued three one year $100,000 promissory convertible notes payable, aggregating $300,000. In June of 2011, the Company paid in full $100,000 for one of the three notes that were issued in 2010. These notes are to be used exclusively for the Company’s purchase orders. These notes provide for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the notes until maturity. The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender. The notes can be extended by mutual consent of the lender and the Company. Interest expense associated with these notes for the nine months ended September 30, 2011 and 2010, was $119,547 and $0, respectively.  Additionally, the Company issued to the note holder 168,080 shares of common stock. These shares of common stock are valued at $.25 per share and are being amortized over the life of the notes. Total value assigned to these shares was $42,020, of which $32,384 has been amortized as interest expense, the unamortized discount on these notes as of September 30, 2011 is $9,636.

On September 9, 2011 the Company agreed to a one year extension for notes that were previously issued during the nine month period ended September 30, 2011, the Company issued two one year promissory notes aggregating $20,000. The notes consist of $10,000 issued to the Company’s president and CEO and $10,000 issued to a company owned by the Company’s president and CEO.  These notes provide for  interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the notes until maturity.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  Interest expense associated with these notes for the nine months ended September 30, 2011 was approximately $2,460.

On September 9, 2011, the Company agreed to a one year extension for the remaining notes that were previously issued during 2010, the Company had issued six one year promissory notes aggregating $60,000. As of September 31, 2011 the notes consist of $40,000 issued to the Company’s president and CEO and $10,000 issued to a company owned by the Company’s president and CEO.  These notes provide for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the notes until maturity.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender. The notes can be extended by mutual consent of the lender and the Company. Interest expense associated with these notes for the nine months ended September 30, 2011 and 2010 was $10,800 and $4,400, respectively

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to one investor (The net cash received was $912,369, $130,631 was incurred for legal fees and other fees which was a charge to additional paid in capital). The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and be paid on March 31, June 30, September 30 and December 31. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744). (c) Voting rights – one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and nonassessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issue non-exempted common shares at a price below $.1744. (e) The owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing. (f) Exempted securities - for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

Commitments and Concentrations
In 2010 we signed a two year exclusive contract with our primary supplier / manufacturer, Marlex Pharmaceuticals Inc., in the amount of $935,000. In fiscal year 2010 we made payments of $744,222 to this supplier, with $200,000 to be applied to future purchases and $267,335 was expensed as research and development costs. In the 2011 we are committed to pay the balance of $190,778 which will be spent on additional research and development and the purchase of the new product developed. For the nine months period ended September 30, 2011, the Company paid $276,000 which was charged to research and development.

The Company purchased 100% of its product form one supplier during the six months ended June 30, 2011 and 2010. A disruption in the availability of product from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $4,542,000 or 86% and approximately $1,987,000 or 100%, respectively, of its revenue from one customer during the six months ended September 30, 2011 and 2010, respectively.
As of September 30, 2011, one customer accounted for approximately $368,000, or 80% of the Company’s accounts receivable.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements.

Critical Accounting Policies
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex difficult and subjective estimates and judgments:

Revenue Recognition - Revenue is recognized when product is shipped from our contract packager (Marlex Pharmaceuticals Inc.) to our customers’ warehouses, mainly McKesson, and is adjusted for any charge backs received from our customers which include inventory credits, discounts or volume incentives.  These charge back costs are received monthly from our customers’ and the sales revenue for the corresponding period is reduced accordingly.

Purchase orders from our customer generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable.  The credit worthiness of our customer assures that collectability is reasonable assured

Research and development - Expenditures for research and development associated with contract research and development provided by third parties, are expensed as operating expenses as incurred.

Accounts receivable -Accounts receivable are stated at estimated net realizable value and net of accounts receivable sold subject to charge-back. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts and historical collection information. Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. The Company has entered into an accounts receivable factoring facility agreement.

Stock based compensation - The Company adopted FASB ASC No. 718 “ Share -Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as determined by the board of directors since our stock is not publicly traded and the volume is immaterial. As of September30, 2011 the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.  For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or to be provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable.

For stock options granted to non-employees the fair value at the grant date is used to value the expense. In calculating the estimated fair value of its stock options, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,
•	the expected term of the option or warrant,
•	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,
•	the expected volatility of our common stock,
•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future),
•	the risk free interest rate for the expected option or warrant term, and
•	the expected forfeiture rate.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

(b)    Internal Controls Over Financial Reporting.  There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2011 the Company received $250,000 for a convertible promissory note.  The notes provides for interest only payments of 1%, payable monthly in cash or common stock of the Company at $0.25 per share, at the option of the lender.   There is no required principal payment on the note until maturity which is October 18, 2014.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  The note can be extended by mutual consent of the lender and the Company.  In addition, the Company shall pay to the lender a royalty of 4% on all sales of a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets from January 1, 2012 on until/unless the product line of these rapidly dissolving tables are sold to a third party.  Payments are schedule to begin quarterly September 30, 2012.

The convertible notes qualified for exemption under Section 4(2) of the Securities Act since the issuances by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.  The recipients of the convertible notes were accredited investors and acknowledged the restricted nature of the notes they acquired.  Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
10.1	Promissory Note made as of October 19, 2011 by ScripsAmerica, Inc. in favor of Leon Hurst and Jim and Joanne Speers
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.
LTD.
Dated: November 17, 2011
By: /s/ Robert Schneiderman
Chief Executive Officer
(Duly Authorized Officer)

By: /s/ Jeffrey Andrews
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)