Form 10-K
period 2011-12-31
ScripsAmerica, Inc.
filed 2012-03-22
CIK 1521476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2011

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission File Number      000-54550
SCRIPSAMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2598594
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

77 McCullough Drive, Suite 7, New Castle, Delaware 19720
(Address of Principal Executive Offices and Zip Code)

(800) 957-7622
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Act:   None

Securities registered under Section 12 (g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_]	No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_] (Do not check if smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]     No [ X ]

As of June 30, 2011, the aggregate market value of voting common stock held by non-affiliates of the Registrant (6,290,680 shares) was approximately $1,258,136.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of March 15, 2012, the issuer had 52,578,828 shares of Common Stock issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

Documents Incorporated by Reference:            None

i

PART I

This Form 10-K contains forward-looking statements.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  In evaluating these forward-looking statements, you should consider various factors, including those listed in the “Risk Factors” section of this annual report on Form 10-K.  The Company’s actual results may differ significantly from the results projected in the forward-looking statements.  The Company assumes no obligation to update forward-looking statements.

As used in this Form 10-K, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to ScripsAmerica, Inc. unless the context otherwise indicates.

ITEM 1.                      BUSINESS

Overview

We are ScripsAmerica, Inc., a Delaware corporation, and we were formed in May 2008.  We currently provide distribution of pharmaceutical products.  We are in the process of expanding our operations through developing of a line of rapidly dissolving drug formulations for vitamins and Over The Counter (OTC) drugs.  We are also exploring the development and approval of drugs under the Drug Efficacy Study Implementation (DESI) Program of the United States Food and Drug Administration (the “FDA”).

We are focused on efficient pharmaceutical supply chain management services, from strategic sourcing to delivering niche generic pharmaceuticals to market.  Through the largest pharmaceutical distributor in North America, McKesson, we deliver pharmaceutical products to a wide range of end users across the health care industry, including physicians’ offices, retail pharmacies, long-term care sites, hospitals, and Government and home care agencies.  As used herein, “end users” does not mean the individual who takes the pharmaceutical product for personal use (whether from a doctor, pharmacy, hospital, long-term case site, hospital or home care agency).  Current therapeutic categories include pain, arthritis, prenatal, urinary, and hormonal replacement drugs.  The end users purchase our pharmaceutical products through McKesson, to whom we send our products for further distribution.  We do not have any written contract with McKesson.  McKesson purchases pharmaceutical products from us based on requests from the end users that are made directly to McKesson.  These end users, who are customers of McKesson, pay McKesson for our pharmaceutical products, and McKesson in turn pays us.

Because we do not have a written contract with McKesson or with our other customers, namely, Cardinal Health, Curtis Pharmaceuticals and the United States Veterans Administration, McKesson and our other customers are free to forward requests for custom packaging from end users to other supply chain companies or to re-packagers directly.   McKesson accounted for 100% of sales for the year ended December 31, 2010 and 83% of our sales for the year ended December 31, 2011.  We expect McKesson to account for a majority of our sales for the year ending December 31, 2012.

We offer fulfillment of prescription and over the counter (OTC) products.  To fulfill purchase orders from end users, we entered into distribution agreements with FDA-approved suppliers, which process orders to the end user’s desired specifications.  Capabilities range from unit of use packaging for in-patient nursing homes and hospitals to bulk packaging for government and international organizations.

Our value lies in our growing portfolio of end user relationships, which we develop through our major customer, McKesson.   We also use as many resources as we can to identify our target end users, including, but not limited to, industrial directories, Wikipedia and even the Yellow Pages.   We market directly to these end users.  For the end user, custom packaging such as unit of use can save staff time and cost, as well as eliminate dispensing errors at the pharmacist level.

In March 2010, we entered into a product development, manufacturing and supply agreement with Marlex Pharmaceuticals, Inc., which develops and manufactures generic drug products.  Under this agreement with Marlex, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets.  This pain relief formulation is for widely-used OTC drugs.  Marlex will develop and supply the pain relief rapidly dissolving drug formulation, while we will fund all development costs (which we expect to be approximately $935,000) and own all intellectual property and proprietary rights to the pain relief rapidly dissolving drug formulation, including any patent and trademark rights and all data, reports, analyses, statistics and improvements.   The development costs consists of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyzing and validating the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000).   Current therapeutic categories available as rapidly dissolving drug formulation through Marlex are allergy, anti-inflammatory, and sleep OTC drugs.

Under our arrangement with Marlex, we will be the exclusive distributor of the pain relief rapidly dissolving drug formulations that are developed under the agreement.  Marlex has agreed not to develop or manufacture any pain relief rapidly dissolving drug formulations with anyone else, and we agreed not to have any pain relief rapidly dissolving drug formulation, or a generic drug product that would compete with such pain relief rapidly dissolving drug formulation, with any other party other than Marlex.  During the development of the pain relief rapidly dissolving drug formulation, we may terminate the development agreement on thirty (30) days prior written notice; however, we would be responsible for any development costs incurred by Marlex through the date of notice of termination.  After the pain relief rapidly dissolving drug formulation has been developed, either party may terminate the development agreement on 12 months prior written notice.

For a one year period following the first delivery of the pain relief rapidly dissolving drug formulations that are developed under the agreement, we will pay Marlex a quarterly fee of seven percent (7%) of our gross profit on the quarterly sales of such formulations.  After the first year, the quarterly fee will be five percent (5%) of our gross profit on the quarterly sales from the pain relief rapidly dissolving drug formulations developed under our agreement with Marlex.

Upon completion of the development of the rapidly dissolving 80 mg tablets, we estimate that we will need approximately $1.5 million for expenses required to launch the product.

We have identified Compound SA 1022, a non-steroidal anti-inflammatory drug, as our initial drug candidate for the DESI program approval.  We will need to raise approximately $2,000,000 -$3,000,000 in additional funding to obtain FDA approval of Compound SA 1022 under the DESI program.

Recent Developments

In October 2011, we were approved for a $70,000 line of credit from Wells Fargo Bank. This credit line will allow us to fund basic operation and also reduce any reliance on factoring of our receivable.  In addition,

In October 2011 the company received $250,000 for a promissory convertible note payable.  The proceeds will be used to fund the product development for pain relief disintegrating rapidly dissolving 80mg and 160mg tablets.  The notes provides for interest only payments of 1%, payable monthly in cash or common stock of the Company at $0.25 per share, at the option of the lender however the conversion of this note occurred at $0.125 per share as of march 12, 2012.  This note was converted into a 2 million shares of the Company’s common stock on March 12, 2012.  In addition, the Company shall pay to the lender a royalty of 4% on all sales of a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets from January 1, 2012 on until/unless the product line of these rapidly dissolving tables are sold to a third party. Payments are schedule to begin quarterly September 30, 2012.

In March 2012, two of our note holders elected to convert promissory notes in the principal amount of $250,000 into 1,000,000 shares of our common stock.  On March 12, 2012 we raised $30,000 from the sale of 300,000 shares of our common stock in a private placement and we received payment in the amount of $170,800 in cash for the stock subscription receivable.  We used $170,000 of such proceeds to prepay the principal on outstanding convertible promissory notes.  The holders of these pre-paid notes agreed to extend the maturity date of the remaining principal of the notes (an aggregate of $200,000) until April 30, 2013.

The holders of two convertible notes payable, in the amounts of $100,000 and 200,000 with maturity dates of January 3, 2013 and February 13, 2013, respectively, agreed to extend the maturity date of their notes to April 30, 2013.

In March 2012, our CEO agreed to amend the maturity date and interest rate on the convertible notes in the aggregate principal amount of $80,000, which he holds directly and indirectly.  The maturity date of the notes has been extend from September 30, 2012 until April 30, 2013.  The interest rate of the notes will decrease from 2% monthly to 1% monthly effectively October 1, 2012.

Market Opportunity

Pharmaceutical Supply Chain Management Services

The United States constitutes the largest market in the world for generic pharmaceuticals, with and its aging population represents a key driver for the growth of the global pharmaceuticals and domestic consumer products markets.  Competitive pressures among U.S. generics providers are continuing to increase as a result of the number of new market entrants growing faster than the generics market as a whole, leading to cost competition on the manufacturing side and squeezed profit margins.  On the sales side, generics prices are eroding due to low-cost suppliers from India and China capturing market share, as well as the success of health insurers and health maintenance organizations in negotiating lower reimbursement rates.  Finally, large direct purchase customers such as chain drugstores demand product variety and reliability of supply that allows them to lower their inventory levels.

Current trends force generics players to focus on growth of their distribution networks, customer retention, and cost minimization.

We are ideally suited to compete in the current environment by providing a low cost system of broad-based marketing, sales, and distribution capabilities for generics, branded pharmaceuticals, over the counter medicines, vitamins, and nutraceuticals.  We have built strong relationships with local end users through a detailed understanding of and demonstrated ability to serve such end user needs.  These qualities have allowed us to post consistent sales growth since commencing operations in February 2010.

We cater to a large and growing end user base while enforcing strict inventory control and pursuing fast turn-around times on every order.  The final component of our lean and efficient organizational structure is a workforce minimized in size to essential business functions.

 Our largest customer for our pharmaceutical supply chain management business is McKesson Corp., which accounted for 83% of our sales for the year ended December 31, 2011.  In June 2011, we added Cardinal Health, Curtis Pharmaceuticals, MedVet, and the United States Veterans Administration as our customers.  These customers accounted for approximately14% of our sales for the year ended December 31, 2011.  Various small customers accounted for the remaining three percent (3%) of sales.   While McKesson and Cardinal Health are two of the largest pharmaceutical suppliers in the United States, the market for our pharmaceutical supply chain management business consists of primarily other large, multi-billion dollar publicly traded companies that serve as national distributors of pharmaceutical products, such as Amerisource Bergen, Henry Schein and Grupo Casa Saba, S.A.B. de C. V. and Owens and Minor, Inc., as well as smaller, privately held companies with national distribution, such as Harvard Drug Group and HD Smith, Inc.  We currently do not do business with these other pharmaceutical suppliers because they offer payments terms that pay on a 120 days basis, whereas McKesson, our largest customer, pays on a 30 day basis.

There are a few other companies that offer similar repackaging or custom packaging services to McKesson and the other companies described above.  The most notable of these companies are Legacy Pharmaceutical Packaging, L.L.C., Catelent Pharma Solutions, Inc. and Aphena Pharma Solutions, Inc.

Legacy Pharmaceutical Packaging, L.L.C. operates as an independent contract pharmaceutical packaging company. It packages tablets and capsules in bottles and blisters, as well as powders in bottles and pouches. The company also provides secondary packaging configuration services. It serves pharmaceutical, over-the-counter, nutraceutical, and consumer markets. The company was founded in 2003 and is based in St. Louis, Missouri.  According to Manta.com, Legacy Pharmaceutical Packaging has annual revenues of $20 to $50 million and employs a staff of approximately 20 to 49 persons.

Catalent Pharma Solutions, Inc. is a provider of advanced technologies, and development, manufacturing, and packaging solutions for pharmaceutical, biotechnology, and consumer healthcare companies. Catalent employs over 8,000 persons at 24 facilities worldwide.  In fiscal 2010, Catalent had approximately $1.7 billion in revenue.

Aphena Pharma Solutions, Inc., is a large pharmaceutical solution provider focused on contract packaging, repackaging and manufacturing for the pharmaceutical, OTC, nutraceutical, animal health, health and beauty, consumer health and medical device marketplaces.  Aphena was formed in 2011 by a family of well-established, seasoned companies PrePak Systems, TestPak, Celeste and Integrated Pharmaceutical Packaging, which are specialized leaders in the contract pharma and personal care packaging, re-packaging and manufacturing industry.  Some of these established companies have been in this industry for more than 25 years. The strategic alliance is now called Aphena Pharma Solutions. Aphena has five FDA-registered facilities in the U.S.  The products Aphena is actively handling are solid dose, liquids, gels, creams, ointments, foams, suspensions and lotions.

DESI Program

DESI was a program begun by the FDA in the 1960s based on the requirement of the Kefauver-Harris Drug Control Act that all drugs be efficacious as well as safe. The DESI program was intended to classify all pre-1962 drugs that were already on the market as either effective, ineffective, or needing further study. According to the U.S. Department of Health and Human Services drug efficacy study (http://www7.nationalacademies.org/archives/drugefficacy.html) and The Annals of Pharmacotherapy (Vol.39, No.7, pp.1260-1264), to date, DESI has evaluated over 3,000 separate products and over 16,000 therapeutic claims.   By 1984, final action had been completed on 3,443 products; of these, 2,225 (64.6%) were found to be effective, 1,051 (30.5%) were found not effective, and 167 (4.9%) were pending.

Once a DESI drug has been FDA approved and granted market exclusivity, the applicant will have the right to be the single source producer of the drug and control market supply and pricing for three (3) to five (5) years.

We estimate that there are approximately 200 drugs that have yet to be evaluated under the DESI program.

While we have sufficient funds for the submission of our application to the FDA, we will need additional funding to complete the submission process to get FDA approval of Compound SA 1022 and other DESI drug targets.  There is currently one manufacturer of Compound SA 1022.

While the FDA will not disclose the names or the number of companies that have submitted one or more drugs to be evaluated under the DESI program, we do know that no one company dominates the DESI drug market.  We believe the DESI drug market is very fragmented, with numerous small or mid-sized companies pursuing the FDA evaluation of DESI drugs.  This means that we expect strong competition for the remaining 200 drugs that have yet to be evaluated by the FDA under the DESI program, especially from the manufacturers of such DESI drugs.  If a manufacturer becomes aware that someone has submitted an application for FDA approval for the DESI drug that the manufacturer makes, there is nothing restricting such manufacturer from submitting its own application to FDA for evaluation for the same DESI drug candidate.  Such a manufacturer could limit the availability of the DESI drug candidate to the company with the competing application for FDA approval, which would give the manufacturer an advantage in the FDA approval process, especially if there are few manufacturers of the DESI drug candidate.

Rapidly Dissolving Drug Formulations

During 2011 and 2012, many large pharmaceutical companies will lose patent protection of some of their best-selling products.  One of the ways that these large pharmaceutical companies protect and expand the market for the brand name drugs is through new methods of delivery – a new dosage form.  According to IMS Health Incorporated, a health care information and consulting company, drugs representing approximately $89.5 billion in sales during 2010 will be losing patent protection during the five year period ending December 31, 2014.  The pharmaceutical industry’s collective drug pipeline is simultaneously in decline.  One of the approaches that drug companies may consider for offsetting loss of patent protection and weak drug pipeline is updating old drugs with reformulations, which secures revenues for extended time periods and have a higher likelihood of success as compared to new drug development.  Reformulation refers to the process of altering a drug’s characteristics just enough to qualify for a new patent, while keeping the same to use previous clinical testing results for the purpose of FDA approval.

Drug delivery technology can be an effective defensive strategy when a company adds a relevant therapeutic benefit to a marketed drug, such as improved efficacy or dosing frequency, or new therapeutic indications or target user groups.  Additional benefits include boosting a drug’s value, reviving its marketplace position, or rejuvenating products that are in their mature life-cycle stage.  Drug delivery technology can also enable or accelerate market entry by overcoming issues such as insolubility, formulation difficulties or high dosing frequency.

Rapid melt technology is an example of a reformulation technique aimed at advanced drug delivery and product differentiation.   The FDA’s Center for Drug Evaluation and Research (CDER) Data Standards Manual defines orally disintegrating tablets (ODTs) as “a solid dosage form containing medical substances which disintegrates rapidly, usually within a matter of seconds, when placed upon the tongue.”  The Agency recommends that, in addition to the original definition, ODTs be considered solid oral preparations that disintegrate rapidly in the oral cavity, with an in-vitro disintegration time of approximately 30 seconds or less, without the need for chewing or liquids.  Rapid melt tablets are generally characterized by a hydrophilic matrix, which allows prompt disintegration of tablets as they come into contact with saliva. Disintegration releases the active drug moiety trapped in the matrix, permitting the patient to swallow the product in the form of a liquid, or a suspension in the case of non-soluble components. The rapid disintegration tablet excipient offers extremely fast dissolution from tablets with good hardness made with standard techniques. The combined US, EU and Japanese ODT market has doubled in size over the past four years to surpass $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Table and Film Technologies (sixth edition), which is available for purchase from TCI.

Clinically, rapid melts improve the pharmacoeconomics of drugs by providing faster onset of action as the dosage form is disintegrated prior to reaching the stomach. This is particularly applicable for acute diseases and to manage breakthrough symptoms.  Other potential benefits include superior bioavailability, improved therapy through sustained release and high active dose capabilities, safety, efficacy, convenience, and compliance.  With medications for chronic diseases that display time-dependent symptoms, such as ulcers or asthma, drug delivery systems can control the formulation release according to the timing of symptoms. For instance, they could enable a drug to release when asthma attacks occur, generally in the middle of the night. This capability can provide valuable and clinically proven therapeutic benefits, as well as a means for marketers to differentiate their product. Sustained release action also reduces dosing frequency, which in turn can serve to decrease the frequency of caregiver interactions.   Fewer visits from doctors and nurses save administration costs and time and increase convenience for both patients and caregivers.

Orally disintegrating and fast-dissolving dosage forms have continued to expand as they address a combination of issues traditionally associated with pharmaceuticals administered as oral solid dosages.   These include dysphagia (difficulty swallowing), lack of patient compliance and lack of consumer convenience. In addition, the market for rapidly dissolving formulations maintains its strength as an innovative concept for either brand or generic companies with access to dissolving technology.

As a result, the combined US, EU and Japanese ODT market has doubled in size over the past four years to surpass $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Table and Film Technologies (sixth edition), which report is available for purchase from TCI.   Increased generic competition has further expanded the ODT market volume. The number of commercial over-the-counter and prescription ODT products has ballooned to over 450, which is attributable to the rapid genericization of multiple products by a large number of generics companies.

The ODT market is one of the fastest growing sectors of the drug delivery market, with industry experts projecting a 12-15% annual growth rate for the next several years. Based on upward global growth trends of the past decade, the ODT market could produce revenues of $13 billion by 2015, according to an article appearing on Pharmatech.com entitled “ODT Market to Exceed $13 Billion by 2015” by Stephanie Sutton (available at http://pharmtech.findpharma.com/pharmtech/Formulation/ODT-Market-to-Exceed-13-Billion-by-2015/ArticleStandard/Article/detail/694820).  Growth is fueled by patient demand, with recent market studies indicating that more than half of the patients prefer ODTs to other dosage forms, according to Kaushik  Deepak’s article “ Orally disintegrating tablets: An overview of melt-in-mouth technologies and techniques”, which appeared in the July 2004 edition of Tablets and Capsules magazine (pp. 30 – 35), and most consumers would ask their doctors for ODTs (70%), purchase ODTs (70%), or prefer ODTs to regular tablets or liquids (80%), according to Dave Brown’s article “Orally Disintegrating Tablets: Taste Over Speed” which appeared in September 2003 edition of Drug Delivery Technology magazine (and can be found at http://www.drugdeliverytech.com/ME2/dirmod.asp?sid=&nm=&type=Publishing&mod=Publications%3A%3AArticle&mid=8F3A7027421841978F18BE895F87F791&tier=4&id=AF1FFE004FD14F3C9645BBE33360F7A9).

The ODT market for both the prescription ODT and over the counter ODT is highly fragmented, with many companies putting out ODT products (either OTC, prescription or both) into the market place.

Patient demand is driven by the fact that as many as 40% of Americans experience difficulty swallowing traditional tablets, even though most have no problems swallowing food or liquid.   Results from a 2003 nationwide survey of 679 adults on pill-swallowing difficulties, conducted by Harris Interactive, indicated that of those who experienced difficulty swallowing pills, 14% had delayed taking doses of their medication, 8% had skipped a dose, and 4% had discontinued their medication, according to a January 2004 PR Newswire article entitled “40% of American Adults Report Experiencing Difficulty Swallowing Pills” (available at http://www.spraynswallow.com/links&Articles.html).

Orally dissolving tablets have emerged as a patient-friendly, convenient method of administering medications.   In addition to adults, the fast dissolving tablet market will prove particularly applicable to children and the elderly and anyone else who has trouble swallowing regular pills, tablets, or capsules; for example patients whose swallowing is compromised as a clinical symptom of disease. Other groups who benefit from this dosing form include the mentally ill, developmentally disabled, and uncooperative patients. ODTs can also be used in the field, for example in combat zones or for relief efforts following natural disasters, where clean sources of water may be unavailable and rapid onset of action is desirable.

Our Target Niche

In light of the fact that rapid melt technology provides pharmaceutical companies with the much-needed opportunity for product line extensions for a wide variety of drugs, we see a significant opportunity as a contract developer of orally dissolving tablet (ODT) specialty prescription pharmaceuticals.

Our initial focus will be on analgesics, namely Acetaminophen 80mg and 160mg orally disintegrating rapid dissolve tablets, which are currently under development with a market rollout scheduled for the third quarter of 2012.  The 80mg dosing strength will be particularly applicable to children to solve common overdosing or underdosing issues that 2-11 year olds tend to experience when taking pain relievers or fever reducers in doses intended for adults.

Our acetaminophen orally disintegrating rapid dissolve tablets will compete with other children’s analgesic products, such as Johnson & Johnson’s Children’s Tylenol Suspension Liquid and Children’s Tylenol Meltaways, Novartis’ Triaminic Fever Reducer Pain Reliever, and Perrigo’s Junior Strength Non-Aspirin Suspension Liquids & Drugs.  According to Euromonitor International’s research, J&J’s Children’s Tylenol sales represented 23% of global and 76% of U.S. retail value sales in child-specific acetaminophen.  Global sales were valued at $695 million in 2009.  While the strength of J&J’s Tylenol brand seemed virtually bulletproof in the U.S. until recently, a multitude of product recalls over the past three years have weakened its reputation and opened a window for competitors to capture market share, especially in the children’s analgesics market where pediatricians’ support of the Tylenol brand has seen some erosion.

When analyzing the advantage of the ODTs dosage form over liquids, it is imperative to consider that safely administering liquids such as Children’s Tylenol suspension to children requires precise dosage measurement in increments of half a teaspoon, depending on the child’s weight or age.  Inadvertent overdosing – whether by an adult’s error or perhaps a child’s self-administration - may lead to severe liver damage and requires immediate medical attention even in the absence of signs or symptoms.  Conversely, ODTs such as our acetaminophen orally disintegrating rapid dissolve tablets represent a precise, standardized dose in the form of discrete, easy-to-count, individually blister-packaged tablets, thereby reducing the probability of human error while the drug is being administered.  Finally, the taste of ODTs can easily be tailored to appeal to children, using a variety of flavored coatings.

Beyond children’s acetaminophen, we are planning to develop orally disintegrating rapid dissolve tablets versions of other over-the-counter analgesics such as Excedrin for migraine relief, where the faster onset of action of the ODT accelerates relief and provides an advantage for the sufferer over comparable strength tablets, caplets, or geltabs.

Pharmaceutical Supply Chain Management Services

We currently provide efficient supply chain management on behalf of our clients, from strategic sourcing to delivering niche generic pharmaceuticals to market.  Positioned in the center of the pharmaceutical value chain, we receive purchase orders from large pharmaceutical distributors to process orders to the end user’s specifications, and deliver products to a wide range of end users across the health care industry.  We provide our pharmaceutical supply chain management services for the U.S. market for generic and over-the-counter drugs.  These services include (i) managing our contract repackager sourcing of raw materials, (ii) ensuring the end users packaging and labeling requirements are being met by our repackager, (iii) acting as a liaison between the end user and our contract repackager in regard to any adjustments to the end users’ order, (iv) ensuring that our contract repackager makes proper and timely delivery to the end users and (v) otherwise address any issues and concerns of the end users that may arise during the sourcing, packaging and shipping of the end users order.

Our primary value lies in our growing portfolio of end users to whom we market our services.  For end users such as hospitals and home care agencies, custom packaging, such as unit of use, can save staff time and cost, as well as eliminate dispensing errors at the pharmacist level.  Further, we maintain a strategic relationship with McKesson Corp., the largest pharmaceutical distributor in North America, which acts as intermediary between us and the end users to which we market our services.

We identify the end users by identifying health care facilities that require the use of pharmaceutical products, including, but not limited to, hospitals (acute care) and nursing homes (long term care).  We use as many resources as we can to identify our target end users, including, but not limited to, industrial directories, Wikipedia and even the Yellow Pages. We contact these end users, quote to them prices and delivery time to motivate them to order through McKesson and to specify us as the supplier.  These end users normally order through McKesson, however, our price and delivery quotes are what drive the end users to specify to McKesson that the order be fulfilled through us.  Though McKesson has other suppliers it could use to fulfill the orders, such suppliers cannot match our pricing.  We are not aware of any obligation of McKesson to honor the end user’s request to have their order filled by us (rather than another supplier).  However, we are aware that McKesson wants to keep their customers (the end user) satisfied, and, accordingly, McKesson directs purchase orders to us when the end user specifies that we fulfill their order.

After we receive purchase orders from McKesson, we contact our manufacturer/supplier to get the goods needed to fill the orders.  If the goods are in stock, they are shipped to our contract re-packager, Marlex Pharmaceuticals, immediately.  If they are not readily available, then the goods are manufactured for us and shipped to Marlex when completed.  All goods that are in finished product status are sent in bulk form to our repackager, Marlex, which operates an FDA-inspected, state of Delaware licensed facility.  The repackager takes the bulk product and breaks it down into bottles and labels each bottle to meet the specifications ordered by the end user through McKesson.  Following this repackaging process, the final product is sent to McKesson’s regional distribution centers by our repackager.  McKesson’s regional distribution center then either (i) sends the goods to the end user facility (such as a hospital, nursing home, government facility or retail chain), which then dispenses the goods to patients, or (ii) places the goods into its inventory at the regional distribution center.   The shipper used to send the goods to McKesson gives a “proof of delivery” receipt to our repackager, which in turn sends that “proof of delivery” to us, which we then use for the financing provided by the factor.

In January 2010, we entered into a service agreement with Marlex Pharmaceuticals, pursuant to which Marlex will provide us with packaging and distribution services in regard to goods we receive from our suppliers.  For each transaction under this service agreement, we will pay Marlex a fee based on the material costs, labor costs and shipping charges.  The amount of the fee will be mutually agreed upon prior to each transaction.  This service agreement has a ten year term and may be renewed if and to the extent we and Marlex agree.  Either party may terminate this service agreement upon 12 months’ notice.

Potential Acquisitions

We are currently exploring acquisitions to expand our supply chain management business with the goal of increasing revenue and profitability.  We believe that these potential acquisitions would help us eliminate fees we currently pay to our suppliers.    While we expect to go ahead with these acquisitions, such transactions will be done subject to our ability to raise the required capital.

We also believe our potential acquisition will greatly expand our end users for Compound SA 1022 because it enables in-house manufacturing of Compound SA 1022 and afford us both first priority and exclusive rights on our other manufacturing orders.  In addition, we will gain access to such manufacturer’s full customer list as well as the manufacturer’s state-of-the-art R&D facilities.

Pharmaceutical Packager.  We are currently evaluating, under a non-binding letter of intent, the purchase of Marlex Pharmaceuticals, Inc., a pharmaceutical packager, which would add to our order processing capacity and profitability.  We anticipate that this acquisition would provide us with the processing capacity to reach up to 4,000,000 doses per day, which is a 100% increase over current levels.  The targeted pharmaceutical packager has a facility which consists of a temperature-controlled warehouse and a 12,000 square foot area dedicated to pharmaceutical packaging, contract packaging and private labeling, which is also fully temperature-controlled.  There are five packaging lines suitable for high and low speed packaging, semi-automatic custom packaging, folding, gluing, assembly, and kitting.  This facility has passed inspection by the FDA and the Delaware State Board of Pharmacy.  We believe that this planned acquisition will be completed during 2012, pending satisfactory results from an audit of the pharmaceutical packager’s operations and our raising adequate funding for the acquisition.  We will need to raise approximately $5 million for the acquisition of this pharmaceutical packager, which we expect to do through a private placement of equity and/or debt securities.

Pharmaceutical Manufacturer, Laboratory, and R&D Operations.  The company is an FDA-registered developer and manufacturer of prescription, over the counter and generic pharmaceutical products in various dosage forms, all of which meet current manufacturing standards.  It operates a 30,000 square foot facility that is compliant with FDA current good manufacturing practices.  This facility has bulk supplies and contract manufacturing capabilities.  It also performs in-house drug product development and accelerated and long-term stability testing.  The facilities include state of the art tablet compression machines, blenders, coaters, various sizes of process tanks, as well as a temperature controlled finished goods warehouse.   We will need to raise approximately $7 million for the acquisition of this pharmaceutical manufacturer, which we expect to do through a private placement of equity and/or debt securities.  We are currently in the evaluation process of this pharmaceutical manufacturing company acquisition.

Strategic Relationship with Our Most Significant Customer.

Our most significant customer, McKesson Corp., is a billion dollar company offering distribution and technology solutions to the health care industry.  As the largest pharmaceutical distributor in North America, our major customer distributes approximately half of the medicines used every day and supplies more than 40,000 U.S. pharmacy locations, from Wal-Mart to the Department of Veterans Affairs to community pharmacies and hospitals.  On the technology side, our major customer develops and installs health care information technology systems that eliminate the need for paper prescriptions and paper medical records.  McKesson’s software and hardware solutions are used in more than 70% of the nation’s hospitals with more than 200 beds, according to its web site (http://www.mckesson.com/en_us/McKesson.com/About%2BUs/About%2BUs.html).

In filling purchase orders for our customer (which distributes to hospitals, nursing homes, pharmacy chains, and government agencies, among others), we embody part of the bridge from drug manufacturers and pharmaceutical packaging companies to end users.  Despite McKesson’s position as intermediary, we market directly to the end users, who are already customers of McKesson, to purchase our products through McKesson.  This marketing effort, we believe, helps to secure continuing demand for our products.

Our interactions with our suppliers on the one hand, and intermediaries such as McKesson, our primary customer, and Cardinal Health, on the other hand, are shown in the charts below.

We plan to create alliances with other major health care organizations for mutual benefit.

Purchase Order Processing

Order Flow:

Day	Event
0	Healthcare Facility places order with intermediary (e.g. McKesson and Cardinal Health,)
1	ScripsAmerica receives purchase order from intermediary
2	ScripsAmerica commissions packaging distributor to coordinate all activities
3	Packaging distributor orders bulk materials from manufacturer
12	Packaging distributor receives bulk materials
13-21	Packaging distributor packages product to order specifications
22	Packaging distributor distributes product to intermediary
26	Upon receipt of product, intermediary issues proof of delivery to ScripsAmerica
26	Intermediary delivers product to healthcare facility

Dollar Flow:

Day	Event
1	ScripsAmerica secures purchase order financing
2	ScripsAmerica pays Packaging Distributor negotiated amount to fill purchase order
27	With proof of delivery from intermediary, ScripsAmerica secures funding from Accounts Receivable Factor
29	Factor settles ScripsAmerica account with Purchase Order Financer
56	Intermediary pays Factor for Product received on Day 26
57	Factor pays ScripsAmerica any balance due

We have two primary factors that we have used to finance our purchase orders with McKesson.  Hartsko Financial Services LLC (Hartsko) and United Capital Funding (United).  Since March 2011, we have been able to pay for the purchase of product through funds from our operations and we have not had to use a third party to finance the purchase of monthly inventory.  However, if our sales decrease from current levels we may have to resume use of our factors.

When we use Hartsko, we send purchase orders to them for financing.  Hartsko advances the funds necessary to pay the supplier/manufacturer of the product.  Then the goods are sent to the packager.  After repackaging to meet the end user’s specifications, the product is sent to McKesson, which distributes the product to the ender users and pays the factor, United.  United pays Hartsko and the remainder, after fees have been deducted, is sent to us.  By agreement all funds from McKesson must flow through United Capital.  Hartsko and United Capital have an agreement whereby United Capital pays Hartsko first and the remainder, less any applicable fees, are paid to us.  We have not used Hartsko in several months and we do not anticipate using them in the future.

When we use United, we send the invoices we billed to McKesson for the product and proof of delivery to United, which then pays us 85% of the invoice total less fees.  McKesson then pays United the invoice amount.

During 2010 and for the first three to five months of 2011 we financed the purchase of product and factored our accounts receivable.  Beginning in March 2011 we significantly reduced our reliance on the financing of purchase order by acquiring funds from the sale and issuance of $400,000 convertible promissory notes.  As a result, since the beginning of March 2011 we  have been able to pay for the purchase of product through funds from our operations and we have not had to use a third party to finance the purchase of monthly inventory.  We have reduced our monthly interest expense associated the purchase of product by approximately 1% to 0.1%.  As sales have continue to grow in 2011,  we have reduced our reliance on raising funds from the sales of receivables to a factors.  Since June 2011 no receivables were sold to the factor and if sales continue at the current level there are no plans to incur any interest expense as a result of factoring our receivables.

Drug Efficacy Study Implementation (DESI) Program.

In addition to providing our core pharmaceutical packaging, distribution, and sales and marketing services, we seek to secure FDA approval and worldwide market exclusivity for a number of DESI drug candidates.

The FDA encourages manufacturers to submit ANDAs (Abbreviated New Drug Applications) for the DESI drugs that are still being produced and marketed today, and, post approval, provides manufacturers with worldwide market exclusivity ranging from a minimum of three to a maximum of five years.

Preparing for a DESI drug ANDA filing requires an assessment study, which entails a review of the information on the drug of choice, as it exists in the public domain, often from a period of dozens of years.  The goal of such a study is to find data that can be used in lieu of sponsor studies.   While most DESI drugs have a proven history of safety and efficacy, as noted below, we may still be required to conduct clinical trials to support or supplement such safety and efficacy history.

Available information is categorized into toxicology, safety, and efficacy data and analyzed with respect to completeness and ANDA requirements.  Taking into account known information on similar compounds, the applicant then identifies any gaps in the data and decides what additional studies may be necessary, along with their cost and duration.  If additional clinical trials need to be conducted, they will be designed to close existing gaps in the data required for ANDA submission.

The applicant presents its analysis during a pre-IND (“Investigational New Drug”) meeting with the FDA.  Upon IND clearance, enrollment of patients into clinical trials can begin.  Data from such trials, together with data existing in the public domain will be compiled for the final ANDA submission.

We initially seek to gain FDA approval for Compound SA 1022, a non-steroidal anti-inflammatory drug.  Compound SA 1022 has been in use for decades and is currently being used by thousands of people in the United States.  The estimated cost of gaining FDA approval for Compound SA 1022 is approximately $2-3 million, with an anticipated time to approval of two to three years.   We have retained Clementi and Associates, Ltd., which is a provider of medical and regulatory consulting services to pharmaceutical, biotechnology, and device companies, to advise us on our interaction with regulators, clinical program design, and future FDA submissions.  Clementi provides services on an as needed basis at an hourly rate to gather information relative to Compounds SA 1022 and to advise and assist us in the FDA approval process.  We expect to pay approximately $29,000 to Clementi and Associates for their services in regard to the FDA approval process of Compound SA 1022.  We met with the FDA on August 9, 2011 to determine what must be submitted in order to gain approval by the FDA for Compound SA 1022.  The FDA discussed with us what kind of clinical trials and safety data we would need to submit for Compound SA 1022 based on whether we would use it for acute pain (an OTC use) or chronic pain (a prescription use).  We received a written summary of the meeting from the FDA on September 9, 2011.  We are meeting with our consultants, advisors and legal staff to draft a response to the FDA meeting minutes. We will be requesting clarification from the FDA in regard to their requirements to get approval for Compound SA 1022, in particular the clinical testing requirements/studies, because there are conflicts in the FDA’s position on this issue.  On January 13, 2012 we sent a proposal to the FDA indicating our plan to move ahead.  As of March 23. 2012, we are still awaiting a response from the FDA.

In addition to existing palliative indications for Compound SA 1022, trials are being conducted by various agencies investigating the anti-inflammatory effects of Compound SA 1022 either as monotherapy or in combination with other drugs for use in cardiovascular disease and Type 2 diabetes.

With hundreds of other DESI drugs still awaiting FDA approval, we have identified additional drug candidates for DESI development and regulatory review.  Based on market exclusivity, pricing power and extent of use, DESI drugs represent revenue potential to the manufacturer.   However, we may face competition from one or more manufacturers of the DESI drug candidate we select for development and regulatory review.  If any such manufacturer becomes aware that we are seeking FDA approval under the DESI drug program for a drug candidate that such manufacturer makes, such manufacturer is allowed to submit its own ANDA for that DESI drug and the manufacturer can also restrict or cut off our supply of the drug through them.  If such manufacturer has significant financial resources, such manufacturer may be able to get FDA approval for the DESI drug candidate, even if we submitted an ANDA before the manufacturer did.

Rapidly Dissolving Drug Formulations

Rapidly dissolving drug formulation refers to an oral drug delivery formulation, which entails drugs in tablet form that can be taken without water and will dissolve in the mouth in less than 30 seconds.  Rapidly dissolving drug formulations represent a convenient dosing form for patients who have difficulty swallowing – a widespread phenomenon among the elderly - or have sustained injuries to the esophagus.  Other groups who benefit from this dosing form include the mentally ill, developmentally disabled, and uncooperative patients.  Rapidly dissolving drug formulations can also be used in the field, where a clean source of water may be unavailable.

Rapidly dissolving drug formulations’ primary advantages over other oral dosage forms include patient friendliness, sustained release and high active dose capabilities, low manufacturing cost, manufacture using conventional equipment and blister packaging, and low moisture sensitivity.  Rapidly dissolving drug formulations for children can be customized to solve common overdosing or under dosing issues that 2-11-year-olds frequently experience when taking pain relievers or fever reducers in doses intended for adults.

Oral drug delivery remains the preferred dosing method among patients and physicians, with more than 80% of all drugs administered in this manner, according to ONdrugDelivery Ltd.’s 2007 white paper entitled “Oral Drug Delivery: When You Find the Holy Grail” (available at http://www.ondrugdelivery.com/publications/Oral_Drug_Delivery_07.pdf).  Rapidly dissolving drug technology provides pharmaceutical companies with the opportunity for product line extensions for a wide variety of drugs, and we believe there is a significant opportunity as a contract developer of rapidly dissolving drug formulation for specialty prescription pharmaceuticals.   The combined US, EU and Japanese ODT market has doubled in size over the past four years to surpass $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Table and Film Technologies (sixth edition), which is available for purchase from TCI.

In March 2010, we entered into a product development, manufacturing, and supply agreement with Marlex Pharmaceuticals for a pain relief 80mg orally disintegrating rapid dissolve tablets under which the pharmaceutical company will develop and supply the product, while we will fund all development costs and retain all ownership rights in the pain relief rapidly dissolving drug formulation (including any patent and trademark rights).  Current therapeutic categories available as a rapidly dissolving drug formulation through our pharmaceutical partner are allergy, anti-inflammatory, and sleep.

We anticipate project completion in approximately nine months, with market rollout scheduled for some time in the second half of 2012.

After launching pain relief 80mg orally disintegrating rapid dissolve tablets, we plan to develop and launch additional products as quickly as cash flows allow.  Vitamins and OTC products are among the product categories currently under consideration.  The rapidly dissolving drug formulation for vitamins can be developed within one to two months, as no regulatory approval is required to bring such products to market, and can be distributed through the existing network.  OTC rapidly dissolving drug formulations can be launched with a five- to six-month lead time, including three months of accelerated studies and one month of process validation.  We do not need to obtain FDA approval to market and sell orally disintegrating rapid dissolve tablets for vitamins and OTC products.  We only need to be sure that the contract manufacturers we use for making our orally disintegrating rapid dissolve tablets for vitamins and OTC products have quality control and manufacturing procedures that conform to the FDA's good manufacturing practices (“GMP”) regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance.  We expect it would take us nine (9) months to purchase the raw materials, manufacture the product using a contract manufacturer, complete the packaging, ship the finished product and conduct the marketing/advertising for the product.  Launch of generics as a rapidly dissolving drug formulation requires filing of an ANDA (as described above on page 8) or NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetics Act, which covers new pharmaceutical products with innovative dosage forms or delivery routes.  Generics will require at least two years of time to approval as well as a $1-$2 million investment in safety and efficacy studies.

We currently do not have any marketable rapid dissolve products.  We may not successfully develop any of the potential rapid dissolve products for vitamins and OTC products, or we may require more funding than we expect to develop such potential rapid dissolve products.

We are using a patented material to develop our rapid dissolve products.  This patented material comprises a majority of our formula and is patented by its manufacturer.  We do not have exclusive use for this patented material for our rapid dissolve products.  The remainder of our formulation to develop these potential rapid dissolve products, such as particle size, coating agents, flavors, binders, manufacturing lubricants, package design, manufacturing process, packaging materials and packaging process, are treated as our trade secrets.  Although any competitor or potential competitor may use the same patented material to make a rapidly dissolving product, we rely on the trade secret aspect for our competitive edge in the market for rapid dissolve products.  As of March 15, 2012 we are not aware of any patent that would block our use of our “trade secrets” for the development of rapid dissolve vitamins and OTC products.

An overview of potential rapidly dissolving drug formulation products is shown below for each of the three categories:

Vitamin	Chemical Name	Function
B1	Thiamine Mononitrate	Breakdown of sugars in the diet
B2	Riboflavin	Energy metabolism; metabolism of fats, ketone bodies, carbohydrates, and proteins
B3	Niacinamide	Anti-inflammatory
B6	Pyridoxine HCl	Balancing of sodium and potassium, promotion of red blood cell production
B12	Cobalamin	Key role in the normal functioning of the brain and nervous system, and for the formation of blood
C	Ascorbic Acid	Antioxidant used for treatment and prevention of scurvy
D2	Ergocalciferol	Promotion of the active absorption of calcium and phosphorus by the small intestine to permit bone mineralization
D3	Cholecalciferol	Treatment of Vitamin D deficiency

OTC Product	Function
Aspirin	Analgesic for minor aches and pains, fever reducer, anti-inflammatory medication
Ibuprofen	Non-steroidal anti-inflammatory drug for relief of symptoms of arthritis, menstrual pain, fever, and as an analgesic
Tylenol	Analgesic for relieving pain, reducing fever, and relieving the symptoms of allergies, cold, cough, and flu
Guaifenesin	Expectorant used to relieve chest congestion
Dextromethophan	Cough suppressant
Chlorpheniramine	Control of symptoms of cold or allergies
Claritin (Loratidine)	Antihistamine for treatment of allergies
Benadryl (Diphenhydramine)	Antihistamine for treatment of allergies
Potassium Chloride	Treatment for low potassium blood levels
Ferrous Sulfate	Treatment for iron deficiency anemia
Glucosamine	Treatment for osteoarthritis; non-vitamin, non-mineral dietary supplement; an amino acid sugar and a prominent precursor in the biochemical synthesis of glycosylated proteins and lipids
Chondroitin Sulfate	Treatment for osteoarthritis; structural component of cartilage that provides much of its resistance to compression
Zantac (Ranitdine)	Histamine H2-receptor antagonist that inhibits stomach acid production
Bisacodyl	Stimulant laxative for relief of constipation and for the management neurogenic bowel dysfunction; part of bowel preparation before medical examinations such as colonoscopy
Caffeine	Central nervous system stimulant

Development Agreement/Intellectual Property

We own the Website www.scripsamerica.com.  We do not have any other intellectual property except as described below.

In March 2010, we entered into a product development, manufacturing, and supply agreement with Marlex Pharmaceuticals, Inc. for the development of pain relief 80mg and 160 mg orally disintegrating rapid dissolve tablets. Under this agreement Marlex will develop and supply the pain relief rapidly dissolving drug formulation, while we will fund all development costs (which we expect to be approximately $935,000) and own all intellectual property and proprietary rights to the pain relief rapidly dissolving drug formulation, including any patent and trademark rights and all data, reports, analyses, statistics and improvements.   The development costs consists of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyze and validate the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000).   Current therapeutic categories available as rapidly dissolving drug formulation through Marlex are allergy, anti-inflammatory, and sleep.

Under our arrangement with Marlex, we will be the exclusive distributor of the pain relief rapidly dissolving drug formulations that are developed under the agreement.   Marlex has agreed not to develop or manufacture any pain relief rapidly dissolving drug formulations with anyone else, and we agreed not to have any pain relief rapidly dissolving drug formulation, or a generic drug product that would compete with such pain relief rapidly dissolving drug formulation, with any other party other than Marlex.  During the development of the pain relief rapidly dissolving drug formulation, we may terminate the development agreement on thirty (30) days prior written notice, however, we would be responsible for any development costs incurred by Marlex through the date of notice of termination.  After the pain relief rapidly dissolving drug formulation has been developed, either party may terminate the development agreement on 12 months prior written notice.

For a one year period following the delivery of the pain relief rapidly dissolving drug formulations that are developed under the agreement, we will pay Marlex a quarterly fee of seven percent (7%) of our gross profit on the quarterly sales of such formulations.  After the first year, the quarterly fee will be five percent (5%) of our gross profit on the quarterly sales from the pain relief rapidly dissolving drug formulations developed under our agreement with Marlex.

 On August 3, 2011 we filed a trademark application for “RAPI-MED - RAPID RELEASE FAST DISSOLVING TABLETS” as a trade mark to use for our rapidly dissolving drug formulation products prior to the sales of the pain relief rapidly dissolving drug formulation we are developing with our pharmaceutical partner.  During 2012, we expect to submit an application for a “process patent” for how we make our 80 mg pain relief rapid dissolve product.  A process patent, if granted, would give us an exclusive method to produce not only our 80 mg pain relief rapid dissolve product but any other ODTs we decide to produce, and it would prevent other companies from using our manufacturing process.  However, the process patent will not prevent other companies from producing ODTs using any manufacturing process not covered by our process patent (if granted).  In addition, our process patent would not allow us to produce an ODT that is covered by a product patent of another company (as a product patent gives the holder exclusive rights to the product regardless of how it is produced).  If our process patent application is denied, we would not be able to seek protection for our manufacturing process under state trade secret law.  Trade secret law protects, among other things,  non-patentable processes provided certain conditions are met:  (i) the process is generally not known, (ii) the process gives an economic benefit to the owner and (iii) the owner takes reasonable steps of keeping the process secret.  By filing a process patent our manufacturing process becomes disclosed to the public and we would be unable to meet the condition of secrecy.

Competitors

Large, vertically integrated industry players engaged in the development, manufacture, marketing, sale and distribution of generic and/or branded specialty pharmaceuticals in various therapeutic categories include Actavis Group, Apotex, Dr. Reddy’s, Glenmark Pharmaceuticals, Jubilant Life Sciences, Mylan, Par Pharmaceutical Companies, Ranbaxy Laboratories, Sandoz (a division of Novartis), Sun Pharmaceutical Industries, Teva Pharmaceutical Industries, Barr Laboratories (a division of Teva), and Watson Pharmaceuticals.

The group of small and middle market companies within which we compete for market share consists of Adams Laboratories, Blu Pharmaceuticals, Boca Pharmacal, Caraco, Hi-Tech Pharmacal, Impax Laboratories, Lanett Company, Missionpharma, Pharmaceutical Laboratories, Purepac Pharmaceutical, Qualitest Pharmaceuticals, and URL Pharma.

We expect to compete in the supply chain management sector through the use of consultants to introduce and promote us with their contacts at various public and private sector out-patient surgery centers, hospitals and other health care facilities.  One of the consultants we hired will also help us seek business from the Department of Defense’s stock pile drug program.  The consultants will set up direct access for us to present our products, make presentations, and coordinate meetings with potential end users.  We will also market our supply chain management business directly to end users through our relationship with McKesson, which end users are customers of McKesson.

Our Rapidly dissolving drug formulation for 80 mg a cetaminophen will compete with other children’s analgesic products, such as Johnson & Johnson’s Children’s Tylenol Suspension Liquid and Children’s Tylenol Meltaways, Novartis’ Triaminic Fever Reducer Pain Reliever, and Perrigo’s Junior Strength Non-Aspirin Suspension Liquids & Drugs.  While the strength of J&J’s Tylenol brand seemed virtually bulletproof in the U.S. until recently, a multitude of product recalls over the past three years have weakened its reputation and opened a window for competitors to capture market share, especially in the children’s analgesics market where pediatricians’ support of the Tylenol brand has seen some erosion.  We will launch our rapidly dissolving drug formulation for 80 mg acetaminophen to try to take advantage of the open window in the analgesics market by promoting the advantages of ODTs – accurate dosing, patient-friendly and faster onset to accelerate relief.

We expect that much of the competition we face in the DESI field will be with smaller and middle size companies, primarily because the potential sales are not significant enough to entice larger companies such as Johnson & Johnson or Novartis, to devote resources for DESI drug development.  We estimate that there are approximately 200 drugs that have yet to be evaluated under the DESI program and we can be selective about the DESI drugs we decide to develop. However, we may face competition from one or more manufacturers of the DESI drug candidate we select for development and regulatory review.  If any such manufacturer becomes aware that we are seeking FDA approval under the DESI drug program for a drug candidate that such manufacturer makes, such manufacturer is allowed to submit its own ANDA for that DESI drug and the manufacturer can also restrict or cut off our supply of the drug through them.  If such manufacturer has significant financial resources, such manufacturer may be able to get FDA approval for the DESI drug candidate, even if we submitted an ANDA before the manufacturer did.

Employees

As of March 15, 2012, we have two (2) full time employees and five (5) consultants.  We plan to hire more persons on as-needed basis.

ITEM 1A.                  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Risk Related to Our Company

We have a limited operating history as a company and in drug development and, therefore, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. We have a limited operating history from which to evaluate our business. We also plan to expand our business to include drug development, primarily bringing to market so-called DESI drugs and by developing rapid melt formulations of vitamins and OTC drugs. Our failure to successfully bring DESI drugs to market and/or rapid melt formulations would have a material adverse effect on our ability to continue operating. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Because of this limited operating history and because of the emerging nature of our drug development programs, our historical financial data is of limited value in estimating future operating expenses and future cash flow. Our budgeted expense levels are based in part on our expectations concerning future revenues. However, our ability to generate the needed levels of revenues depends largely on our ability to be successful in our DESI drug and rapid melt drug development. Moreover, even if we successfully get FDA approval for a DESI drug or a rapid melt drug formulation, the size of any future revenues depends on the market acceptance of such drugs we develop, which is difficult to forecast accurately.

Our quarterly and annual expenses are likely to increase substantially over the next several years depending upon the level of drug development activities. Our operating results in future quarters may fall below expectations. Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share.

Disruptions in our supply chain or among other companies providing services to us could adversely affect our ability to fill purchase orders, which would have a negative impact on our financial performance. The failure of a single source in the supply chain would cause only minor delays in our ability to fill purchase orders. In the event of a supply gap, we would either procure product in the market, if available at a reasonable cost, or work with other sources to formulate the drug in question. Such fixes to the supply gap would cause delay of shipment and increase costs, both of which would have negative impact on our profitability and our results of operations.

We have significant credit and sales concentration as we have one large customer. Substantial defaults in payments by such customer, a material reduction in purchases or the loss of such customer could have a material adverse impact on our financial condition, results of operations, and liquidity. McKesson accounted for 100% of our sales for the year ended December 31 2010, and 83% of our sales for the year ended December 31, 2011. At present, McKesson is our largest customer and they provide us access to the end users of our products and services. As a result, our sales and credit concentration is significant. In the event that McKesson experiences difficulties that would result in its default on payments due to us, a material reduction in purchase orders, or a termination of the relationship, our operations may come to a halt until we established an equivalent relationship with another large distributor or increase our sales with our other customers (Cardinal Health, Curtis Pharmaceuticals and the U.S. Veterans Administration). Development of additional distributor relationships for risk diversification purposes will be a focus for us as we expand our operations.

We do not have any written contracts with McKesson or other customers. This allows such customers to use other companies instead of us which may negatively impact on our sales. Because we do not have any written contracts with McKesson or with our other customers, McKesson and our other customers are free to forward requests for custom packaging from end users to other supply chain companies or to repackagers directly. If McKesson began to use competing companies instead of us, our sales would decrease significantly.

Competition from horizontal and vertical markets involved in pharmaceutical distribution business may erode our sales. Our distribution arm faces competition, both in price and service, from national, regional, and local full-line, short-line, and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution, and large payor organizations. In addition, competition exists from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers) which may from time to time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by us. Price, quality of service, and in some cases convenience to the customer are generally the principal competitive elements in this segment and which may cause our customers to use, or end users to request use of, other distributors.  Such a shift in distributors would adversely affect our sales.

Any technologies, products and businesses that we may acquire to expand or complement our business may be difficult to integrate, could adversely affect our relationships with key customers, and/or could result in significant charges to earnings as well potential dilution to existing stockholders. One element of our business strategy is to identify, pursue and consummate acquisitions that either expand or complement our business. Integration of acquisitions entails a number of risks including the diversion of management’s attention to the assimilation of the operations of acquired businesses; difficulties in the integration of operations and systems; the realization of potential operating synergies; the retention of the personnel of the acquired companies; accounting, regulatory or compliance issues that could arise; challenges in retaining the customers of the combined businesses; and a potential material adverse impact on operating results. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, In addition, we will require additional financing in order to fund future acquisitions, which may or may not be attainable. In addition, if we acquire businesses or products, or enter into other significant transactions, we expect to experience significant charges to earnings for merger and related expenses. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods. Finally, we may use shares of our common stock to finance some or the entire purchase price of an acquisition, which may result in a downward trend in our stock price, especially if our results of operations are negatively impacted by such acquisition(s).

We could suffer reputational and financial damage in the event of product recalls. We may be held liable if any product we develop or market causes illness or injury or is found otherwise unsuitable. In addition to any reputational damage we would suffer, we cannot guarantee that our supplier’s product liability insurance would fully cover potential liabilities. However, we are named as an additional insured on the product liability insurance policies of our suppliers. In the event of litigation, any adverse judgments against us would have a material adverse effect on our financial condition, including our cash balances, and results of operations.

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if it were unable to recruit key personnel in the future. Our near-term success will depend to a significant extent on the skills and efforts of Robert Schneiderman and Jeffrey Andrews. The Company plans to enter into employment agreements with Messrs. Schneiderman, and Andrews in the coming months. In June 2011, upon recommendation of our board of directors, Mr. Schneiderman began to receive a monthly salary of $10,000 and Mr. Andrews began to receive a monthly salary of $15,000. While the addition of these salaries will increase our general and administration expenses by approximately $300,000 annually, the Company expects to generate sufficient liquidity from operational cash flow due to continued sales growth and reduction in interest expenses. Estimated cash flow from operations will be sufficient to adsorb this incremental increase in wages provided that sales continue to grow each quarter at a minimum rate of approximately 2% to 4%, which is what we expect. Even if sales do not grow as expected, if sales are at a minimum volume level of approximately $1.9 million (about $200,000 above our 2011 quarterly sales), we will generate enough liquidity from operations to support the compensation agreements.  We expect liquidity will also improve in the first half of fiscal year 2012 as we have ceased relying on factoring our receivables and, as a result, we have incurred less factoring fees, decreasing interest expense related to factoring by approximately $7,000 for the year ended December 31, 2011.  For the year ended December 31, 2011, we recorded an operating loss of approximately $127,000, but this loss included non cash expenses of approximately $251,000.  Also included in our general and administrative expenses for the year ended December 31, 20011 are expenses paid for salaries of approximately $30,000, which included salary expense for shares issued to Mr. Schneiderman for his salary in lieu of cash.  Should our quarterly sales not continue to grow as expected or go below the approximately $1.9 million and we do not maintain our expenses at current levels, our operational cash flow may not be able to support this incremental expense and other sources of funding would be required and there is no guarantee that funding can be raised.  The loss of one or more current key employees could have a material adverse effect on our business even if replacements were hired. Our success also depends on our ability to attract and retain additional qualified employees in the future. Competition for such personnel is intense, and we will compete for qualified personnel with numerous other employers, many of whom have greater financial and other resources than we do.  We plan to incentivize employees to engage in a long-term relationship with us through awarding equity as part of overall compensation.

We may not successfully manage any growth that we may experience through the potential acquisitions we are evaluating, which may result in poor results of operations and may harm our growth. Our future success will depend upon not only product development but also on the expansion of our pharmaceutical supply chain management business and the effective management of any such growth, which will place a significant strain on our management and on our administrative, operational, and financial resources. To manage any such growth, we will need to integrate into our existing new facilities, employees and operational, financial and management systems. For such integration to be done successfully, our management will need to devote its resources and time to the process. That focus may draw management’s attention from other aspects of the business, such as revenue trends, expense management and/or strategic decisions. If we are unable to manage our growth effectively, our business and results of operations would be harmed as our growth could be adversely affected by such mismanagement.

Risks Related to Our Industry

Changes in the U.S. healthcare environment could have a material adverse impact on our results of operations. In recent years, the U.S. healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. Changes in the healthcare industry’s or our pharmaceutical suppliers’ pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenues and net income. Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents. While this is expected to be a positive development for us, changes in pricing of certain generic drugs could have a material adverse impact on our revenues and our results of operations.

Regulation of our distribution business could impose increased costs, delay the introduction of new products, which could negatively impact our business. The healthcare industry is highly regulated. As a result, we and our suppliers and distributor are subject to various local, state and federal laws and regulations, which include the operating and security standards of the Drug Enforcement Administration (DEA), the FDA, various state boards of pharmacy, state health departments, the HHS, CMS, and other comparable agencies. The process and costs of maintaining compliance with such operating and security standards could impose increased costs, delay the introduction of new products and negatively impact our business. For example, there have been increasing efforts by various levels of government agencies, including state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system. Certain states have adopted or are considering laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system, while other government agencies are currently evaluating their recommendations. In addition, the U.S. Food and Drug Administration (“FDA”) Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include any track-and-trace or authentication technologies, such as radio frequency identification devices and other similar technologies. These pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and would have a material adverse impact on our operating expenses and our results of operations.

Our initial drug candidate for the DESI program may not successfully complete clinical trials required for commercialization, and as a result our business may not grow as much as we expect, which could have an adverse effect on our stock price. To obtain regulatory approvals needed for the sale of our initial drug candidate for the DESI drug program, we must submit an Abbreviated New Drug Application (ANDA) for our initial DESI drug candidate. Preparing for a DESI drug ANDA filing requires an assessment study, which entails a review of the information on the drug of choice, as it exists in the public domain, often from a period of dozens of years. We must identify any gaps in the in the available safety and efficacy data and decide what additional studies may be necessary, along with their cost and duration. If additional clinical trials need to be conducted, they will be designed to close existing gaps in the data required for ANDA submission. If we need to submit clinical trials, they tend to be lengthy and expensive. They require adequate supplies of drug substance and sufficient patient enrollment. Even if we successfully complete a clinical trial for our initial drug candidate for the DESI program, we may not receive FDA approval or some other third party (such as the DESI drug’s manufacturer) may obtain FDA approval for such DESI drug before we do. In addition, since the start of the DESI drug program, approximately 65% of drug candidates have been found to be effective Changes in regulatory policy or additional regulations adopted during product development and regulatory review of information we submit could also result in delays or rejections. If we do not receive FDA approval of our initial drug candidate for the DESI drug program, our business may not grow as much as we anticipate and our stock price could therefore be negatively affected.

Risks Related to Our Stock

We may need to raise additional capital by sales of our common stock, which may adversely affect the market price of our common stock and your rights in us may be reduced. We expect to continue to incur product development and selling, general and administrative costs, and as well as funding for potential acquisitions. In order to satisfy our funding requirements we may consider issuing additional debt or equity securities. We are currently evaluating two acquisitions for which we would need to raise approximately $12 million to complete. If we issue equity or convertible debt securities to raise such additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

There is currently no public market for our shares and if such a market materializes, our stockholders may still not be able to resell their shares at or above the price at which they purchased their shares. There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to apply for admission to quotation of our securities on the OTC Bulletin Board after this prospectus is declared effective by the SEC. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so.  Only one market maker has committed to becoming a market maker for our common stock.  After our stock trades for 30 days on the OTC Bulletin Board, other market makers are permitted to make a market in our stock, however, and none may do so.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus. Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Our board of directors has the power to designate a series of preferred stock without shareholder approval that could contain conversion or voting rights that adversely affect the voting power of holders of our common stock and may have an adverse effect on our stock price. Our Certificate of Incorporation provide for the authorization of 10,000,000 shares of “blank check” preferred stock. Pursuant to our Certificate of Incorporation, our Board of Directors is authorized to issue such “blank check” preferred stock with rights that are superior to the rights of stockholders of our common stock, at a purchase price then approved by our Board of Directors, which purchase price may be substantially lower than the market price of shares of our common stock, without stockholder approval. In March 2011, our Board of Directors authorized 2,990,252 shares of Series A Preferred Stock for a private placement of such shares for an aggregate purchase price of $1,043,000. Though we currently do not have any plans to issue any additional shares of preferred stock, such issuance could give the holders of such preferred stock voting control of the Company which would have a negative effect on the voting power of the holders of our common stock and may cause our stock price to decline.

The sale of shares of common stock issuable upon the conversion of our outstanding shares of our Series A Preferred Stock could have a negative impact on the market price of our stock if sold. We have 2,990,252 shares of Series A Preferred Stock that are convertible into 5,980,504 shares of common stock (representing approximately 10.5% of the outstanding stock on a fully diluted basis). On October 1, 2011, the shares of common stock issuable upon the conversion of the Series A Preferred Stock became eligible to be sold to the public under Rule 144 (subject only to the volume limitations of Rule 144(d)). If our common stock does not trade with large enough share volume, the sales of the common stock issued upon the conversion of the Series A Preferred Stock may cause the price of our stock to drop significantly. Additionally, the holder of the Series A Preferred Stock has registration rights for the shares of common stock issuable upon the conversion of the Series A Preferred Stock. If the Series A Preferred stockholder exercises such registration rights, such stockholder could sell a large number of shares of our common stock which could cause a significant drop in our stock price.

The outstanding shares of our Series A Preferred Stock are entitled to rights and privileges in regard to distribution of assets and protective provisions which may result in actions adverse to the holders of our common stock. So long as there are shares of Series A Preferred Stock outstanding, the holders of such security are entitled to an annual dividend of 8% of the original purchase price, as well as priorities to our distribution of cash and other assets. The holder of Series A Preferred Stock also has veto power over certain corporate matters, such as redeeming or repurchasing capital stock or any merger, consolidation or share exchange that would result in a change of control. The rights of the Series A Preferred Stockholder will continue until all of the shares are converted into our common stock (either voluntarily or upon an underwritten IPO in which we have gross proceeds of at least $25 million and a price per share of at least $0.872). The holder of such rights of the Series A Preferred Stock may have interests adverse to the common stockholders and the exercise of such rights may have a negative impact on the value of our common stock or the amount of cash or other assets our common stockholders may receive in connection with a distribution or merger, consolidation or share exchange.

Our principal shareholders have significant voting power and may take actions that may not be in the best interest of our other shareholders, who will have no influence over shareholder decisions. Robert Schneiderman, our Chief Executive Officer and a director, and Steve Urbanski, our former Executive Vice President and director, each own 19, 960,000, and together they own approximately 77% of the outstanding shares of our common stock. Messrs. Schneiderman and Urbanski have the ability to exert virtual control over all matters requiring approval of our shareholders, including the election and removal of directors and the approval of mergers or other business combinations (in each case subject to the rights of the Series A Preferred Stockholder as long as there are any such shares outstanding). This concentration of control could be disadvantageous to other shareholders whose interests are different from those of Messrs. Schneiderman and Urbanski. Although there is no voting arrangement between Messrs. Schneiderman and Urbanski, this concentration of ownership, nonetheless, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer, or otherwise attempting to obtain control of us or our business, even if such a transaction would benefit other shareholders.

We lack legal funds to pay dividends for the foreseeable future and, as a result, we will not be able to pay any dividends during such period, including dividends owed to the Series A Preferred Stockholder, which we will have to accrue until paid.  The Series A Preferred Stock that we issued on April 1, 2011 is reported as a derivative liability.  The $1,043,000 invested in such Series A Preferred Stock was not recorded in the Shareholders' Equity section of our balance sheet, but rather is shown as a liability.  Consequently, for the year ended December 31, 2011, we had a stockholders’ deficit of $385,270 (rather than stockholders’ equity of $1,033,939 if we had booked such investment in the Shareholders’ Equity section of the balance sheet).  Additionally, for the fiscal year ended December 31, 2011, we had a loss of approximately $339,955.  Because we had a loss for 2011 and we have a retained deficit on our balance sheet, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability.  Unless we have a profit in 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet.  We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid.  If and when we have net profits, except for any dividends owed to the holder of our Series A Preferred Stock, we anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes.  Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our common stock is expected to be considered “a penny stock” and, as a result, it may be difficult to trade a significant number of shares of our common stock. The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. When our common stock becomes eligible for quotation on the OTC markets (such as the bulletin board), we expect the market price of our common stock to be less than $5.00 per share. As a result of our prior private placements and our forward stock split, we have increased the number of shares outstanding by almost three-fold. Consequently, when our common stock becomes eligible for quotation on the OTC markets it is likely that the market price for our common stock will remain less than $5.00 per share for the foreseeable future and, therefore, may be a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, because we are seeking to have our common stock trade on the OTC markets, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                     PROPERTIES

We have rent-free use of 150 square feet office space at 77 McCullough Drive, Suite 7, New Castle, Delaware 19720, which is our principal place of business.  This space is being made available to us by Marlex Pharmaceuticals, which is  our contract packager. There is no term for our use of the space, which can be terminated at any time.   We expect that this space shall be sufficient for the next 36 months.

ITEM 3.                     LEGAL PROCEEDINGS

We are not currently a party in any legal proceedings.

ITEM 4.                     [RESERVED]

PART II

ITEM 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We intend to have our common stock be quoted on the OTC Bulletin Board. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that:

(1) The OTC Bulletin Board is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and

(2) Securities admitted to quotation on the OTC Bulletin Board are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. An OTC Bulletin Board equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing.  We have an agreement with Spartan Securities, a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing.  Spartan Securities has submitted a Form 211 to FINRA for eligibility of our common stock for quotation on the OTC Bulletin Board.  On January 17, 2012 FINRA issued a deficiency letter to Spartan Securities regarding the Form 211 it submitted.  On January 30, 2012, Spartan Securities submitted a response letter to FINRA.  On February 10, 2012, Spartan Securities received an additional comment from FINRA, which Spartan addressed on March 15, 2012.  We are currently waiting for a response from FINRA regarding the Company’s March 15, 2012 letter.  If our common stock meets the qualifications for trading securities on the OTC Bulletin Board, it will trade on the OTC Bulletin Board until a future time, if at all, that we apply and qualify for admission to quotation on the NASDAQ Global Market.  We may not now and it may never qualify for quotation on the OTC Bulletin Board or be accepted for listing of our securities on the NASDAQ Global Market.

Our Transfer Agent

We have appointed Olde Monmouth Stock Transfer Company, with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, phone number 732-872-2727, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with our shares of common stock.

Dividend Policy

The Series A Preferred Stock is paid a dividend at annual rate of 8% of the purchase price, which dividend is paid at the end of each fiscal quarter.  Such dividends are cumulative.

The Series A Preferred Stock, which we issued on April 1, 2011 is reported as a derivative liability.  The $1,043,000 invested in such Series A Preferred Stock was not recorded in the Shareholders' Equity section of our balance sheet, but rather is shown as a liability.  Consequently, for the year ended December 31, 2011, we had a stockholders’ deficit of $9,061 (rather than stockholders’ equity of $1,033,939 if we had booked such investment in the Shareholders’ Equity section of the balance sheet).  Additionally, for the fiscal year ended December 31, 2011, we had a loss of approximately $339,955.  Because we had a loss for 2011 and we have a retained deficit on our balance sheet, our directors cannot declare a dividend under Section 174 of the Delaware General Corporation Law without incurring personal liability.  Unless we have a profit in 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet.

We have never declared or paid any cash dividends on our shares of common stock, and despite the retained deficit on our balance sheet, we do not anticipate paying any dividend on our common stock in the foreseeable future.

Except for any dividends owed to the holder of our Series A Preferred Stock (as described above), we anticipate that we will retain all of our future earnings to finance our operations and expansion.  The payment of cash dividends in the future will be at the discretion of our Board of Directors (subject to the approval of the holder of the Series A Preferred Stock) and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.  The Series A Preferred Stock is paid a dividend at annual rate of 8% of the purchase price, which dividend is paid at the end of each fiscal quarter.  Each quarterly payment of such dividend is approximately $20,860.

In addition to the Board approval, we cannot declare or pay any dividends on our common stock (other than in shares of our own common stock) unless we first pay to the Series A Preferred Stockholder a dividend equal to (i) all quarterly dividends on the Series A Preferred Stock that have accrued but that we have not paid to the Series A Preferred Stockholder plus (ii) the amount of the common stock dividend that the Series A Preferred Stockholder would get if he converted all of his shares of Series A Preferred Stock into our common stock.  Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Holders of Common Stock

As of March 15, 2012, the shareholders' list of our shares of common stock showed 93 registered shareholders and 52,578,828 shares of our common stock issued and outstanding.  We also have 2,990,252 shares of Series A Preferred Stock issued and outstanding, which are convertible into 5,980,504 shares of common stock.

Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

From May 2010 through April 2011, we issued promissory notes in the aggregate principal amount of $794,000 to four (4) investors. Of this amount, we issued promissory notes aggregating $50,000 to Robert Schneiderman, our Chief Executive Officer, and notes aggregating $30,000 to Harry James Production DBA R S and Associates a company owned by Mr. Schneiderman.  In March 2012, our CEO and president agreed to amend the maturity date and interest rate on his $50,000 promissory notes and the $30,000 promissory notes held by Harry James Production DBA R S and Associates.  The maturity date on these notes has been extend from September 30, 2012 until April 30, 2013.  The interest rate on the notes has been decreased from 2% monthly to 1% monthly effective on October 1, 2012.  The remaining promissory notes in the aggregate amount of $714,000 were issued to Jim and Joanne Speers ($514,000) and Leon Hurst ($200,000). These notes provide for monthly interest only payments of 2% of principal payable, at the lenders’ our option, in cash or in shares of our common stock (based on a valuation of $0.50 per share). Upon maturity, outstanding principal is payable and may be converted to common stock of the Company at $0. 25 per share at the option of the lenders. The notes have a one (1) year term and mature at various dates from May 2011 through April 2012. The convertible notes were issued to such investors in reliance on the exemption under Section 4(2) of the Securities Act. The convertible notes qualified for exemption under Section 4(2) of the Securities Act since the issuances by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The recipients of the convertible notes were accredited investors and acknowledged the restricted nature of the notes they acquired. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On March 12, 2012, each of Mr. Hurst and Jim and Joanne Speers converted $125,000 in principal of their notes into 1,000,000 shares of our common stock.

In November 2010, we issued 68,080 shares of our common stock to Jim and Joanne Speers and some of their family members in connection with the purchase by such investors of $300,000 in convertible notes from us (as described above).  The shares of common stock were issued to such investors in reliance on the exemption under Section 4(2) of the Securities Act. The shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuances by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The recipients (Jim and Joanne Speers) of the shares were accredited investors and acknowledged the restricted nature of the shares they acquired. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

In November 2010 and February 2011, we issued an aggregate of 50,000 shares of our common stock to Four Seasons Financial Group as fees for assistance provided to us in capital raising efforts, which assistance has been completed (and is no longer being provided). These shares had a market value of $12,500 at the time of issuance, and they were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

In December 2010, we issued to our Chief Financial Officer, Jeffrey Andrews, 2,500,000 shares of our common stock in lieu of salary and compensation for the period from October 1, 2010 to April 1, 2011 for his service as our Chief Financial Officer, which was valued at $25,000, and we sold 40,000 shares of common stock to Mr. Andrews for $10,000. All of these shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

In February 2011, we issued 100,000 shares to Jim and Joanne Speers in connection with the purchase by such investors of $200,000 in convertible notes from us (as described above). The shares of common stock were issued to such investors in reliance on the exemption under Section 4(2) of the Securities Act. The shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuances by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The recipients of the shares were accredited investors and acknowledged the restricted nature of the shares they acquired. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On April 1, 2011 we closed on the sale of 2,990,252 shares of our Series A Preferred Stock to a single accredited investor for a purchase price of $1,043,000. The sale of shares was exempt under Section 4(2) of the Securities Act as an offer and sale not involving a public offering. As of the date of this prospectus, each share of Series A Preferred Stock is convertible into two shares of our common stock. The conversion ratio of the Series A Preferred Stock is subject to adjustment (as described below) The Series A Preferred Stock is paid a dividend at annual rate of 8% of the purchase price, which dividend is paid at the end of each fiscal quarter. Such dividends are cumulative. Of the seven members of our board of directors, the holder of the Series A Preferred Stock, as a single class, gets to elect one (1) director to the board and will vote with the common stockholders to elect four (4) directors (the common stockholders will elect, as a single class, two (2) directors). The Series A Preferred Stockholder will have approval right over certain corporate actions, namely our liquidation or dissolution, any merger, share exchange or asset sale that results in a change of control, the payment of any dividends or the redemption of stock (except for stock dividends, change of control transaction and termination of employment or service). The Series A Preferred Stock is convertible into 5,989,680 shares of our common stock (based on a conversion price of $0.1744, which was adjusted as a result of the forward stock split effected on April 15, 2011. The conversion price of the Series A Preferred Stock will be adjusted for any issuances of stock by us at a price per share less than $0.1744 (subject to certain exemptions such as securities issued under an employee stock option plan or securities issued in business transactions approved by our board). The Series A Preferred Stock has priority to assets over the common stockholders in the event of liquidation, dissolution or any merger, share exchange or consolidation in which we are not the surviving entity or there is a change in control of us). These rights of the Series A Preferred Stockholder continue until all of the shares of Series A Preferred Stock are converted into our common stock.  These shares of our Series A Preferred Stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

In April 2011, we sold 5,200,000 shares of our common stock to four purchasers for an aggregate purchase price of $176,000.  Each of the purchasers was a corporation formed outside of the United States with a business address located outside of the United States. This transaction was exempt from the registration provisions of the Securities Act pursuant to Regulation S as an offshore transaction with non-U.S. persons (as such term is defined in Rule 902 of Regulation S). As of March 14, 2012, we have received the remaining balance of the $176,000.

In May 2011, we sold 28,000 shares of its common stock to 56 purchasers for an aggregate purchase price of $5, 600. Each of the purchasers was a non-U.S. citizen with a residence address located outside of the United States. This transaction was exempt from the registration provisions of the Securities Act pursuant to Regulation S as an offshore transaction with non-U.S. persons (as such term is defined in Rule 902 of Regulation S).

On June 4, 2011, the Company issued 100,000 shares of restricted common stock to Sarav Patel pursuant to a consulting agreement. The shares were valued at $10,000, which valuation was determined by our board of directors. Under the consulting agreement, Mr. Patel will assist the Company in developing our supply chain management business by introducing and promoting the Company with private sector out-patient surgery centers, hospitals and other health care facilities.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On June 6, 2011, the Company issued 50,000 shares of restricted common stock to Lincoln Associates, Inc. pursuant to a consulting agreement. The shares were valued at $5,000, which valuation was determined by our board of directors. Under the consulting agreement, Lincoln Associates will assist the Company in developing our supply chain management business by introducing and promoting the Company with military out-patient surgery centers, military hospital and other health care facilities.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

During the six months ended June 30, 2011, we issued (i) 180,000 shares of our common stock to non-employees for services rendered during the six month period ended June 30, 2011 or to be rendered. These services were valued at $22,500 and (ii) 520,000 shares of our common stock in connection with services provided by members of the board of directors, for which we charged $52,000 to our operations for such period.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On July 21, 2011, the Company issued 104,000 shares of restricted common stock to Curing Capital, Inc. pursuant to a letter agreement. Under the agreement, Curing Capital Inc. will assist the Company to raise up to $17,000,000 and to provide the Company with financial advisory services.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On December 30, 2011, we issued (i) an aggregate of 84,000 shares of common stock to our five outside directors for their attendance at board and committee meetings during 2011, which shares were valued at $8,400, (ii) 200,004 shares of common stock to a corporation controlled by our Chief Executive Officer as payment of salary for the fourth quarter in lieu of cash, which shares were valued at $35,000 and (iii) 200,000 shares of common stock to Northern Value Partners, LLC for financial consulting services, which shares were valued at $20,000 and (iv) 25,000 shares to our outside counsel for his work on our registration statement that was declared effective in November 2011, which shares were valued at $2,500.   The shares of the Company’s common stock issued to our outside directors, the affiliate of our Chief Executive Officer, our legal counsel and Northern Value Partners qualified for exemption under Section 4(2) of the Securities Act since the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, the size of the offering, the manner of the offering and the number of shares offered.

In March 2012, we sold 300,000 shares of our common stock for an aggregate purchase price of $30,000.  These share were sold to an existing shareholder who qualifies as an accredited investor under Rule 501 of Regulation D.  The sale of the 300,000 shares qualified for exemption under Section 4(2) of the Securities Act since the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, the size of the offering, the manner of the offering and the number of shares offered.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause ScripsAmerica, Inc. actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. These factors include, but are not necessarily limited to those risks set forth in Item 1A of this form 10-K. Words such as projects, believe, plan, anticipate and expect and similar expressions are intended to qualify as forward-looking statements. ScripsAmerica Inc. cautions investors not to place undue reliance on forward-looking statements, which speak only to management’s expectations on this date. We undertake no obligation to update any forward-looking statements even if actual results may differ from projections

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K

Overview

We are ScripsAmerica, Inc., and we were incorporated in the State of Delaware on May 12, 2008.  We are a healthcare services company focused on efficient supply chain management, from strategic sourcing to delivering niche generic pharmaceuticals to market.  We are primarily engage in sale of generic pharmaceutical drugs through our main customer, McKesson Corporation (“McKesson”), the largest pharmaceutical distributor in North America, to a wide range of end users across the health care industry, including physicians’ offices, retail pharmacies, long-term care sites, hospitals, and government and home care agencies, located throughout the United States.  Current therapeutic categories include pain, arthritis, prenatal, urinary, and hormonal replacement drugs.  We use a single vendor, Marlex Pharmaceuticals, Inc. for our packaging, distribution, warehouse and customer service needs.

The United States constitutes the largest market in the world for generic pharmaceuticals, and its aging population represents a key driver for the growth of the global pharmaceuticals and domestic consumer products markets.  Competitive pressures among U.S. generics providers are continuing to increase as a result of the number of new market entrants growing faster than the generics market as a whole, leading to cost competition on the manufacturing side and squeezed profit margins.  On the sales side, generics prices are eroding due to low-cost suppliers from India and China capturing market share, as well as the success of health insurers and health maintenance organizations in negotiating lower reimbursement rates.  Finally, large direct purchase customers such as chain drugstores demand product variety and reliability of supply that allows them to lower their inventory levels.We compete in the current environment by providing a low cost system of broad-based marketing, sales, and distribution capabilities for generics, branded pharmaceuticals, over the counter medicines, vitamins, and nutraceuticals.    Since we began shipping operations in February 2010, our net sales has increased 7 out of the last 8 fiscal quarters, with the first three quarters of 2011achieving net sale of over $1.6 million dollars in sales.   For the fiscal year ended December 31, 2011, we had net sales of approximately $5.96 million.  In the second quarter of 2011 we added three new customers to our customer base.   Prior to second quarter of 2011 the Company’s shipments were to only one customer, McKesson.  For the year ended December 31, 2011, McKesson accounted for 83% or our sales and the customers we added in 2011 (Cardinal Health, Curtis Pharmaceuticals and the United States Veterans Administration) accounted for 14% or our sales.  Various small customers accounted for the remainder of our sales.

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

The Drug Efficacy Study Implementation (“DESI”) Program was a program begun by the FDA in the 1960s based on the requirement of the Kefauver-Harris Drug Control Act that all drugs be efficacious as well as safe. The DESI program was intended to classify all pre-1962 drugs that were already on the market as either effective, ineffective, or needing further study. According to the U.S. Department of Health and Human Services drug efficacy study (http://www7.nationalacademies.org/archives/drugefficacy.html) and The Annals of Pharmacotherapy (Vol.39, No.7, pp.1260-1264), to date, DESI has evaluated over 3,000 separate products and over 16,000 therapeutic claims. By 1984, final action had been completed on 3,443 products; of these, 2,225 (64.6%) were found to be effective, 1,051 (30.5%) were found not effective, and 167 (4.9%) were pending.  Once a DESI drug has been FDA approved and granted market exclusivity, the applicant will have the right to be the single source producer of the drug and control market supply and pricing.

We have identified Compound SA 1022, a non-steroidal anti-inflammatory drug, as our initial drug candidate for the DESI program approval. We estimate that the Company will need to raise approximately $2.0 million to $3.0 million for clinical trials to obtain FDA approval of Compound SA 1022 under the DESI program.  This funding is also expected to come from the sale of equity securities, preferred and/or common stock securities.  We met with the FDA on August 9, 2011 to determine what must be submitted in order to gain approval by the FDA for Compound SA1022.  The FDA discussed with us what kind of clinical trials and safety data we would need to submit for Compound SA 1022 based on whether we would use it for acute pain (an OTC use) or chronic pain (a prescription use).  We received a written summary of the meeting from the FDA on September 9, 2011.    We are meeting with our consultants, advisors and legal staff to draft a response to the FDA meeting minutes. We will be requesting clarification from the FDA in regard to their requirements to get approval for Compound SA 1022, in particular the clinical testing requirements/studies, because there are conflicts in the FDA’s position on this issue. On January 13, 2011 we submitted a proposal to the FDA outlining the steps we intended to take in order to move the approval process forward. As of March 23 we are still awaiting a response from the FDA.

We also plan for an acquisition of Marlex, our sole supplier, a pharmaceutical packager and distributor and management estimates we will require approximately $5.0 million of investment capital which we expect to raise from the sale of equity securities, preferred and/or common stock securities.

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

Results of Operations

Results for the year ended December 31, 2011 versus the year ended December 31, 2010

	2011	2010	$ Change
Total Revenue	$5,956,000	$3,221,000	$2,735,000
Cost of Goods Sold	4,473,000	2,544,000	1,929,000
Gross Profit	1,483,000	677,000	806,000
Operating Costs and Expenses:
General and Administrative	1,015,000	94,000	921,000
Research and Development	595,000	267,000	328,000
Total Operating expenses	1,610,000	361,000	1,249,000
Total Other Income / (expenses)	(254,000)	(129,000)	(125,000)
Income (Loss) before taxes	(381,000)	187,000	(568,000)
Tax Expense (benefit)	(41,000)	60,000	(101,000)
Net (Loss) Income	$(340,000)	$127,000	$(467,000)

The Company began shipment of products in February 2010 and the majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the year ended December 31, 2011 the Company generated sales revenue of approximately $5.9 million as compared to sales of approximately $3.2 million for the year ended December 31, 2010, an increase of approximately $2.7 million primarily due to (i) more time for shipments in 2011 (twelve months) versus the same period in 2010 (ten months as the Company did not begin shipments until February 2010 and (ii) more and larger orders from McKesson for the fiscal year 2011 versus the same period in 2010 because by the start of 2011 the Company had established a track record with McKesson where as in 2010 the Company and McKesson just started doing business with each other.

For the year ended December 31, 2011, McKesson accounted for 83% or our sales (100% for gross sales in 2010) and the customers we added in 2011 (Cardinal Health, Curtis Pharmaceuticals and the United States Veterans Administration) accounted for 14% or our sales.

Product Sales

The following table sets forth selected statement of operations data as a percentage of gross sales for the twelve months ended December 31, 2011 and 2010.

Products sold	2011	% to total	2010	% to total
Prescription drug products	$5,334,000	83%	$2,950,000	80%
OTC & non prescription products	1,093,000	17%	737,000	20%
Gross Sales	6,427,000	100%	3,687,000	100%
Discounts / Charge backs	(471,000)	8%	(466,000)	14%
Net Sales	$5,956,000	100%	$3,221,000	100%

Gross Profit

Gross profit for the year ended December 31, 2011 was approximately $1,483,000 or 25% primarily driven by the sales of prescription generic drugs, as compared to a gross profit of approximately $677,000, or 21%, for fiscal year 2010. This increase in gross margin dollars of approximately $806,000 is primarily due to increase sales volume in 2011 because of greater fulfillment rates on our shipments to McKesson. Our percentage increased due to lower charge back costs as a percent to the total sales volume.

Operating Expenses

General and Administrative: For the year ended December 31, 2011, general and administrative expenses (“G&A”) increased approximately $921,000  to approximately $1.0 million as compared to approximately $94,000 for the year ended December 31, 2010.  The significant increase in G&A expenses is result of the Company being in a full year of operation and a full year of costs needed to run the business.  Significant increases were mainly in  salaries and wages of approximately $280,000, board of director’s compensation of approximately $84,000 which consists mainly of common stock grants which are non-cash payments. Professional fees increased approximately $448,000, which consist mainly of legal and accounting fees, of approximately $276,000 and the costs associated with registration and SEC compliance related to the filing of our S-1 and amended S-1 which cost approximately $290,000, of which approximately $104,000 was a non-cash transaction for stock option grants for services provided. Office supplies and various other expenses made up the balance of approximately $50,000 increases for general and administrative expenses.

Research and Development: The Company’s expenditures for research and development cost were approximately $595,000, for the fiscal year 2011 versus $267,000 for the prior fiscal year. Our research and development costs can mainly be attributed to on-going research related to new product development with a third party provider.

Total Other Income and Expenses: Other income/expenses for the year ended December 31, 2011 increased approximately $125,000 to approximately $254,000 as compared to the year ended December 31, 2011.  This increase is mainly due to our increase in interest expense associated with our convertible notes payable which were increased in order to reduce our reliance on factoring fees related to factoring our accounts receivables which carry a higher interest rate than our convertible notes payable. The Company raised an incremental $550,000 of funds via these notes payable in fiscal year 2011 as a result of this increased borrowing the Company has incurred approximately $196,000 for interest associated with outstanding convertible notes payable which were used to finance the purchase of product and fund current operations. The interest associated with our factoring fees was approximately $59,000 for 2011 versus approximately $115,000 for fiscal year 2010, and beginning in May of 2011 the Company significantly reduced the use of factoring the accounts receivable to the point where the Company has not had to factor the receivables from June on of this year.

Net Income Applicable to Common Shares: The Company recorded a loss of approximately $340,000 for the year  ended December 31, 2011, as compared to a net income of approximately $127,000 for the year ended December 31, 2010, a decrease of approximately $467,000. This decrease in net income is a result of operating expenses increasing significantly over the prior year. Even though the gross profit increased approximately $806,000 for the fiscal year 2011 over 2010, our research and development costs increased approximately $328,000 and general and administrative expense increased approximately $921,000, for a total increase in operation expenses over prior year of approximately $1.25 million. Our interest expense increased approximately $125,000 over the prior year. The Company did incur approximately $251,000 of non-cash expense items for the issuance of stock and stock warrants for services during the year ended December 31, 2011. The income tax expense declined approximately $101,000 versus prior year. Earnings per common share were a negative $0.01 for basic and diluted for the year ended December 31, 2011, and $0.00 for basic and diluted for the year ended December 31, 2010.

Results for the year ended December 31, 2010 versus the year ended December 31, 2009

	2010	2009	$ Change
Total Revenue	$3,221,000	$-	$3,221,000
Cost of Goods Sold	2,544,000	-	2,544,000
Gross Profit	677,000		677,000
Operating Costs and Expenses:		-
General and Administrative	94,000	26,000	68,000
Research and Development	267,000	-	267,000
Total Operating expenses	361,000	26,000	335,000
Total Other Income / (expenses)	(129,000)	(14,000)	115,000
Income (Loss) before taxes	187,000	(40,000)	227,000
Tax Expense (benefit)	60,000	(56,000)	116,000
Net (Loss) Income	$127,000	$16,000	$111,000

Product Sales

All the shipments were to one customer, McKesson Corporation, the largest pharmaceutical distributor in North America which acts as an intermediary between ScripsAmerica and the end users of its products.

Cost of Product Revenue

Cost of product revenue consist primary of a contracted price from our supplier and manufacture to produce the products that were shipped.

Gross Profit

Gross profit for the year ended December 31, 2010 was approximately $677,000 or 21 % primarily driven by the sales of prescription generic drugs.

Operating Expenses

General and Administrative: For the year ended December 31, 2010, general and administrative expenses (“G&A”) were approximately $94,000 as compared to approximately $26,000 for the year ended December 31, 2009. The majority of G&A costs for fiscal year 2010 consist of salaries and wages were approximately $51,000, professional fees, which consist mainly of legal and accounting fees, were approximately $36,000 and all other general office supplies made up the balance of approximately $7,000. For the year ended December 31, 2009, G&A consisted mainly of professional fees and general office supplies.

Research and Development: The Company expenditures for research and development cost were approximately $267,000, for the year ended December 31, 2010 versus none from the prior year. Our research and development costs can mainly be attributed to on-going research in the new products development with a third party provider.

Total Other Income and Expenses: For the year end December 31, 2010, other income/expense was an expense of approximately $129,000 and primarily consist of interest expense associated with our factoring fess related to factoring our accounts receivables. These factor fees were approximately $115,000 for fiscal year 2010. The other approximately $14,000 was interest expense associated with our outstanding notes payable.

Income taxes benefit. Total income taxes expense was approximately $60,000 for the year ended December 31, 2010, an increase of approximately $116,000, versus the prior year. The $56,000 benefit for 2009 was mainly the result of a reversal of a valuation allowance.

Net Income Applicable to Common Shares: The Company recorded a net income of approximately $127,000 for the year ended December 31, 2010, as compared to a net income of approximately $16,000 for the fiscal year 2009, an increase of approximately $111,000 over the prior year. This increase is net income is a result of fiscal year 2010 being our first year of generating sales revenue. The profits were driven by approximately $3,200,000 in sales revenue, which generated a gross profit of approximately $677,000. Our total expenses described above were approximately $3,073,000 resulting in net income of approximately $127,000. Our fiscal year 2009 net income was mainly due to a tax benefit from loss of approximately $40,000 for 2009 and the reversal of prior years’ valuation allowance. Earnings per common share were less than $0. 01 for basic and diluted for the year ended December 31, 2010, and less than $0.01for basic and diluted for the year ended December 31, 2009.

Liquidity and Capital Resources

Summary

At December 31, 2011, the Company had total current assets of approximately $1.8 million and total current liabilities of approximately $0.7 million resulting in working capital of approximately $1.1 million.  The Company's current assets consisted of approximately $467,000 in cash and cash equivalents, approximately $205,000 in receivables due from factor, approximately $1,053,000 due from our packaging / supplier and approximately $87,000 in prepaid expenses and deferred taxes.  Current liabilities at December 31, 2011 consist primarily of approximately $598,000 in convertible notes payable, $80,000 in related party notes payable, and approximately $56,000 in accounts payable and accrued expenses.

During fiscal year 2011, we met our liquidity needs primarily from financing activities. The Company raised approximately $1.5 million in cash via financing activity by: 1) selling Company equity securities of preferred stock, raising approximately $0.9 million and 2) borrowing approximately $0.6 million with debt instrument of convertible notes payable.  The Company loaned a significant portion the cash raise from financing activity, approximately $1.1 million, to our packager / supplier in order to assure supply and shipping activities would not be interrupted.   The balance of funds were used to support a new product development and cover operational costs.

The following table summarizes our cash flows from operating investing and financing activities for the past three years:

Total cash provided by (used in):	2011	2010	2009
Operating activities	(106,000)	(186,000)	(24,000)
Investing activities	(1,050,000)	(4,000)	(19,000)
Financing activities	1,452,000	362,000	-
Increase (decrease) in cash and cash equivalents	296000	172,000	(43,000)

Management believes that, based on the anticipated level of sales, estimated to be approximately $6.5 to $8.0 million and no significant increase in operational expense as compared to the 2011 fiscal year spending of approximately $1.6 million the Company can fund its current operational expenses for fiscal year 2012.   Our gross profit margin is expected to continue to be in the range of approximately 25% and our outlays of cash for general and administrative costs are expected to be in the range of 5% to 7% of net sales. Current Research and Development costs are almost complete and any incremental spending in the R & D area will be funded from additional funds raised via equity instruments, as described below.   To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for payment of our debt obligations. The company has negotiated an extension of all debt due to mature in 2012 to April 30, 2013. Additionally management has has negotiated the conversion of $250,000 of long term notes into two million shares of common stock. However should the sales decline significantly, profits will decline and additional funding will be required and the Company can provide no guarantee that the funding will be realized.

 Management plans to pursue sales and profit growth through (a) expansion of its distribution network (b) development of new products (i.e. rapidly dissolving drug formulation pain relief products scheduled to ship in the third quarter of 2012) (c) an acquisition of a pharmaceutical packager /supplier and (d) acquisition of a pharmaceutical manufacturer. These future plans will be dependent upon securing additional sources of liquidity.

In March 2010, we entered into a product development, packaging and supply agreement with our current packaging supplier, Marlex Pharmaceuticals Inc., which develops and packages generic drug products. Under this agreement, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for a OTC product. The Company has committed to invest $935,000 with Marlex Pharmaceuticals Inc. for the cost of developing these rapidly dissolving tablets and the Company expects to complete development of these rapid melt products by the third quarter of  2012. The development costs consist of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyze and validate the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000). However, the Company estimates that it will need approximately $1.5 million of incremental funding for expenses required to launch these products. The funding for launching the rapid melt products will have to come from the sale of equity securities.

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

In October 2011 the company received $250,000 for a promissory convertible note payable.  The proceeds will be used to fund the product development for pain relief disintegrating rapidly dissolving 80mg and 160mg tablets.  The notes provides for interest only payments of 1%, payable monthly in cash or common stock of the Company at $0.25 per share, at the option of the lender however the conversion of this note occurred at $0.125 per share as of March 12, 2012.  This note was converted into a 2 million shares of the Company’s common stock on March 12, 2012.  In addition, the Company shall pay to the lender a royalty of 4% on all sales of a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets from January 1, 2012 on until/unless the product line of these rapidly dissolving tables are sold to a third party. Payments are schedule to begin quarterly September 30, 2012.

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

Operating Activities

Net cash used by operating activities was approximately $106,000 for the year ended December 31, 2011, as compared to cash used by operating activities of approximately $186,000 for the ended December 31, 2010, a decrease in cash used of approximately $80,000. This decrease in use of cash in fiscal year 2011 as compared to fiscal year 2010 is a result of the following: reductions of approximately $571,000 in spending in prepaid items and deposits, in fiscal 2011 spending for prepaid items and deposits decreased approximately $175,000 where as in fiscal year 2010 spending for prepaid items and deposits increased approximately $396,000. In fiscal year 2011 non-cashed items included in our net income were approximately $219,000 as compare to approximately $91,000 in fiscal year 2010 this was an increase change of approximately of approximately $129,000, noncash items include such expense items as the issue of common stock issued for service and issuance of warrants also for services and depreciation expense.  These positive impact on cash from operations were offset by an increase in our accounts receivable of approximately $113,000 as compared to an increase of approximately $29,000 in fiscal year 2010 which created change in use of cash of approximately $84,000 as compared to prior year.  In fiscal year 2011 accounts payable balance was reduced approximately $47,000 as compared to an increase in the accounts payable balance for fiscal year 2010 resulting in change in us of cash of  in our accounts payable of approximately  $68,000 in cash.  The net loss for fiscal year 2011 was approximately $340,000 as compared to a net income of approximately $127,000 for fiscal year 2010, this increase in net loss change of approximately $467,000 make up the balance use of cash from operation.
The increase in cash used by operating activities in fiscal year 2010 of approximately $186,000 as compared to 2009  use of cash of approximately $24,000 resulting in an increase change in the use of cash of approximately $162,000 compared to prior year.   This increase in use of cash can mainly be attributed to 2010 as being the first year of  full operation, as such sales created significant net income as well as significant expenses associated with operations.  Net income for fiscal year 2010 increased approximately $111,000 with changes for noncash items generating cash of approximately $128,000 versus fiscal 2009 year.  Accounts payable increased approximately $83,000 in fiscal year 2010 providing cash creating a change of approximately $86,000 compared to 2009.  This cash generated from operation was offset increases prepaid items and deposits of approximately $396,000 as compared to none in 2009 and  increase in accounts receivable of approximately $91,000 was another source of use of cash from operation as compared to fiscal year 2009.

Investing Activities

For the fiscal year ended December 31, 2011, the Company used approximately $1,053,000 for the issuance of a note receivable to our contract / packager supplier to help support there operational costs and in fiscal year 2010 there was relatively no cash used in investing activities.

Financing Activities

Net cash provided by financing activities was approximately $1,452,000 for year ended December 31, 2011 compared to approximately $362,000 for fiscal year 2010. The increase in cash provided by financing activities is mainly from the proceeds of:  (a) the issuance of convertible preferred stock, which the Company received net proceeds of approximately $912,000, (b) six promissory notes in the sum of approximately $684,000, of which $20,000 was purchased by a related party, (c) the sale of common stock in the amount of $5,800, and (d) $5,200 in cash received for payment of stock subscription. These funds were used in operations and to repay $114,000 for promissory notes and payments of dividends for preferred stock of $41,720.   In 2010 the Company raised $360,000 from the issuance of notes payable, of which $60,000 was from a related party.

The following is a listing of our current financing.

During the fiscal year 2011, the Company received cash and issued convertible promissory notes payable as follows: a) two $100,000 promissory notes payable, aggregating $200,000, with a maturity dates of February 14, 2012, b) one $200,000 promissory note with a maturity date of April 11, 2012 and c) one  $14,000 promissory note with a maturity date of February 14, 2012, which was subsequently paid in full in June 2011.   The funds from these notes are to be used exclusively for the Company’s purchase orders. All these notes provide for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity.  The principal portion of these notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  All the notes can be extended by mutual consent of the lender and the Company.  In March 2012 the Company prepaid the sum of $85,000 to a holder of a $200,000 convertible note payable, leaving a balance of $115,000. The maturity date on the balance of this note was extended to April 30, 2013.

In October 2011 the company received $250,000 for a promissory convertible note payable.  The proceeds will be used to fund the product development for pain relief disintegrating rapidly dissolving 80mg and 160mg tablets.  The note provides for interest only payments of 1%, payable monthly in cash or common stock of the Company at $0.25 per share, at the option of the lender which was later changed to $0.125 per share when converted on March 12, 2012.  This note was converted into a 2 million shares of the Company’s common stock on March 12, 2012.  In addition, the Company shall pay to the lender a royalty of 4% on all sales of a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets from January 1, 2012 on until/unless the product line of these rapidly dissolving tables are sold to a third party. Payments are schedule to begin quarterly September 30, 2012.

During fiscal year 2010, the Company issued three one year $100,000 promissory notes payable, aggregating $300,000.  In June of 2011, the Company paid in full $100,000 for one of the three notes that were issued in 2010. In November 2011 the two remaining $100,000 notes were extended for one year by mutual consent, their new maturity dates are November 23, 2012 and January 4, 2013.  The terms of the monthly interest rate was reduced from 2% to 1% payable monthly in cash or common stock of the Company at $0.25 per share, at the option of the lender.  These notes are also to be used exclusively for the Company’s purchase orders. These original notes provided for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the notes until maturity.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  The notes can be extended by mutual consent of the lender and the Company.   In March 2012, the Company prepaid the sum of $85,000 to a holder of a $100,000 convertible note payable, leaving a balance of $15,000, the maturity date on this note was also extended until April 30, 2013.

Interest expense associated with these notes for the years ended December 31, 2011 and 2010, was $131,715 and $7,494, respectively. Additionally, the Company issued to the note holder a total of 168,080 shares of common stock, 100,000 shares in 2011 and 68,080 shares in 2010.  These shares of common stock are valued at $.25 per share and are being amortized over the life of the notes.  Total value assigned to these shares was $42,020, $25,000 for 2011 shares and $17.020 for 2010 shares, of which $37,537 has been amortized as interest expense in fiscal year 2011 and $2,400 was expensed in fiscal year 2010. The unamortized discount on these notes as of December 31, 2011 and 2010 is $2,083 and $14,620, respectively.

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to one investor (The net cash received was $912,369, $130,631 was incurred for legal fees and other fees which was a charge to additional paid in capital). The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and be paid on March 31, June 30, September 30 and December 31.   The Company accounted for the Series A Preferred Stock that we issued on April 1, 2011 as a derivative liability, the $1,043,000 invested in such Series A Preferred Stock was not recorded in the Shareholders' Equity section of our balance sheet, but rather is shown as a liability per the accounting regulations.  Consequently, for the year ended December 31, 2011, we had a stockholders’ deficit of $385,270 (rather than stockholders’ equity of $1,033,939  if not for accounting regulation this  investment would have been recorded in the Shareholders’ Equity section of the balance sheet).  Because we also had a loss for 2011 and we have a retained deficit on our balance sheet, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability.  Unless we have a profit in 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet.  We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744) (c) Voting rights – one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and nonassessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issue non-exempted common shares at a price below $.1744 (e) The owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing (f) Exempted securities - for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

Commitments and Concentrations

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with a contract packager and labeler for orally disintegrating tablets.  The total value of this contract is $935,000.   As of December 31, 2011, the Company has paid a total of $935,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of December 30, 2011 and December 31, 2010.  An expense of $276,887 was recorded to operations as research and development costs for the year ended December 31, 2011 and $267,665 was expensed to research and development for the year ended December 31, 2010. The project has been completed and balance of $190,778 at December 31, 2011 will be used for new product development projects in 2012.  Upon the commencement of product shipments, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis. The Company anticipates launching this orally disintegrating tablet in the third fiscal quarter of 2012. The $200,000 deposit will be applied towards this royalty payment.

The Company will also be responsible for a 4% royalty payment on the sale of a new Acetaminophen product developed by the Company for a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets, per a non-current convertible notes payable agreement (see note 9).   All sales of the rapidly dissolving 80mg and 160mg tablets will be subject to this 4% royalty beginning January 1, 2012, and the royalty payments do not begin until the third quarter of 2012. The Company anticipates the launch of these rapidly dissolving tablets sometime in the third quarter of 2012.  The royalty payments to the note holders have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets are sold to a third party

The Company purchased 100% of its package product form one supplier during the years ended December 31, 2011 and 2010. A disruption in the availability of package product from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $4,972,000 or 83% and approximately $3,221,000 or 100%, respectively, of its revenue from one customer during the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, one customer accounted for approximately $204,640, or 100% of the Company’s accounts receivable.

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

Stock based compensation - The Company adopted FASB ASC No. 718 “ Share -Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as determined by the board of directors since our stock is not publicly traded and the volume is immaterial. As of September30, 2011 the Company has not issued any employee stock options that would required calculating the fair value using a pricing model such as the Black-Scholes pricing model.  For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or to be provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCRIPSAMERICA, INC.
FINANCIAL STATEMENTS

Contents

Page
Independent Auditors’ Report	F-1

Financial Statements - December 31, 2010 and 2009

Balance Sheets	F-2
Statements of Income	F-3
Statements of Changes in Stockholders’ Equity	F-4
Statements of Cash Flows	F-5

Notes to Financial Statements - December 31, 2010 and 2009	F-6 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ScripsAmerica, Inc.
New Castle, DE

We have audited the accompanying balance sheets of ScripsAmerica, Inc. (the “Company”) as of December 31, 2011, and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ScripsAmerica, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
New York, New York
March 21, 2012

SCRIPSAMERICA, INC.
Balance Sheets

	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$467,505	$171,898
Receivable due from factor	204,640	29,070
Loan receivable - vendor	1,052,636	-
Prepaid expenses and other current assets	46,300	220,966
Deferred tax asset	41,200	-
Total Current Assets	1,812,281	421,934
Other Assets
Notes receivable - related party - net	6,055	9,000
Deposits	200,000	200,000
Total Other Assets	206,055	209,000
TOTAL ASSETS	$2,018,336	$630,934

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$88,806	$20,659
Preferred Stock dividends payable	20,860	-
Convertible notes payable - net of discount of $0 and $14,620, respectively	170,000	285,380
Convertible notes payable - related parties	-	60,000
Total Current Liabilities	279,666	366,039
Non-Current Liabilities
Convertible notes payable - net of disount of $53,186	196,814	-
Convertible notes payable - related parties	80,000	-
Convertible notes payable - net of discount of $2,083 and $0, respectively	427,917	-
Total Non-Current Liabilities	704,731	-

Total Liabilities	984,397	366,039

Commitments and Contingencies	-	-

Series A Convertible preferred stock - derivative liability,$.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding as of December 31, 2011	1,043,000	-

Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 150,000,000 shares authorized; 52,521,684 and 45,859,680 shares issued and outstanding as of December 31, 2011 and 2010, respectively	52,522	45,860
Subscription Receivable	(170,800)	-
Additional paid-in capital	494,487	201,770
Retained earnings (deficit)	(385,270)	17,265
Total Stockholders' Equity (Deficit)	(9,061)	264,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,018,336	$630,934

 See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010

Product Sales - net	$5,955,704	$3,221,320
Cost of Goods Sold	4,472,528	2,543,921
Gross Profit	1,483,176	677,399
General and Administrative Expenses	1,014,929	93,565
Research and Development	595,166	267,335
	1,610,095	360,900
(Loss) Income Before Other Income (Expenses)	(126,919)	316,499
Other Income (Expenses)
Interest expense	(255,503)	(130,905)
Interest income	1,267	1,693
	(254,236)	(129,212)

(Loss) Income Before Income taxes	(381,155)	187,287
Provision for Income Tax (Benefit) Expense	(41,200)	60,215
Net (Loss) Income	$(339,955)	$127,072

Earnings Per Common Share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted Average Number of Common Shares
Basic	49,960,405	79,195,292
Diluted	49,960,405	80,635,292

 See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2011 and 2010

	Common Stock		Subscription	Additional Paid-In	Retained Earnings	Stockholders'
	Shares	Amount	Receivable	Capital	(Deficit)	Equity

Balance - January 1, 2010 *	80,771,600	$80,772	$(4,000)	$96,838	$(109,807)	$63,803

Cancellation of subscriptions receivable	(40,000,000)	(40,000)	2,000	38,000	-	-
Common stock issued for services - employee	5,000,000	5,000	-	45,000	-	50,000
Common stock issued for services - non-employee	20,000	20	-	4,980	-	5,000
Common stock issued for interest	68,080	68	-	16,952	-	17,020
Collection of subscriptions receivable	-	-	2,000	-	-	2,000
Net income	-	-	-	-	127,072	127,072

Balance - December 31, 2010	45,859,680	45,860	-	201,770	17,265	264,895

Common stock issued for cash	29,000	29		5,772	-	5,801
Common stock subscription	5,200,000	5,200	(176,000)	170,800		-
Common stock issued for services - BOD	624,000	624		61,776		62,400
Common stock issued for services - employees	200,004	200		34,800		35,000
Common stock issued for services - non-employee	509,000	509		70,491		71,000
Common stock issued for interest	100,000	100		24,900		25,000
Convertible Preferred stock costs & fees				(130,631)		(130,631)
Dividends for convertible preferred stock					(62,580)	(62,580)
Common stock warrants issue to non-employee for services				54,809		54,809
Payment received for stock subscription			5,200			5,200
Net (Loss) income	-	-	-	-	(339,955)	(339,955)

Balance - December 31, 2011	52,521,684	$52,522	$(170,800)	$494,487	$(385,270)	$(9,061)

*All amounts give retroactive effect to the stock split and change in par value;

 See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net (Loss) income	$(339,955)	$127,072
Adjustments to reconcile net income to net cash (used) by operating activities:
Amortization of discount on convertible notes payable	37,537	2,400
Provision for bad debt		2,500
Common stock issued for services	168,400	30,000
Common stock warrants issued for services	54,809	-
Deferred Income tax	(41,200)	56,000

Change in operating assets and liabilities
(Increase) decrease in:
Receivable due from factor	(113,299)	(29,070)
Prepaid expenses and other current assets	174,667	(195,966)
Deposits	-	(200,000)
Increase (decrease) in:
Accounts payable and accrued expenses	(47,310)	20,659

	(106,351)	(186,405)

Cash Flows from Investing Activities
Payment received from note receivable	2,945	-
Proceeds issued to related party	-	(4,200)
Issuance of loan to vendor	(1,052,636)	-

	(1,049,691)	(4,200)
Cash Flows from Financing Activities
Proceeds from Issuance of common stock	5,800	-
Proceeds from Issuance of convertible preferred stock - net	912,369	-
Proceeds from convertible notes payable	664,000	300,000
Payment for convertible notes payable	(114,000)	-
Payment for dividends	(41,720)
Collections of stock subscriptions receivable	5,200	2,000
Proceeds from notes payable - related parties	20,000	60,000

	1,451,649	362,000

Net Increase in Cash and Cash Equivalents	295,607	171,395

Cash and Cash Equivalents - Beginning of year	171,898	503

Cash and Cash Equivalents - End of year	$467,505	$171,898

Supplemental Disclosures of Cash Flow Information
Cash Paid:
Income Taxes	$4,200	$-
Interest	$159,022	$124,061
Noncash financing and investing activities:
Common stock subscription /cancellation	$176,000	$2,000
Discount on convertible note payable	$25,000	$17,020
Accrued Preferred Dividend payable	$20,860	$-
Common stock issued for services	$6,250	$55,000

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Notes to Financial Statements	December 31, 2011 and 2010

1 -       Organization and business

The accompanying financial statements reflect financial information of ScripsAmerica, Inc., (the “Company” or “ScripsAmerica” or “we”).  We were incorporated in the State of Delaware on May 12, 2008, and primarily engage in the sale of generic pharmaceutical drugs through our main customer, McKesson Corporation (McKesson”), to various end users, including physicians’ offices, retail pharmacies, long-term care sites, hospitals and home care agencies, located throughout the United States. We use a single vendor, Marlex Pharmaceuticals, Inc. for our packaging, distribution, warehouse and customer service needs.

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

c.
Research and Development - Expenditures for research and development associated with contract research and development provided by third parties are expensed as operating expenses, as incurred. The Company had $595,166 and $267,335 of research and development expenses for the years ended December 31, 2011 and 2010, respectively.

d.
Customer, Product, and Supplier Concentration - We sell our products directly to a wholesale drug distributor who, in turn, supplies products to pharmacies, hospitals, governmental agencies, and physicians.

On January 1, 2010, the Company entered into a Service Agreement, with a term of ten years, cancellable by either party upon twelve months written notice, which provides for the packaging and distribution of goods, received from the Company’s suppliers, to the Company’s customers. The Company used this contract packager exclusively for all of its warehouse, customer service, distribution, and labeling services for 2011 and 2010.

In March 2010, the Company entered into a Product, Manufacturing, and Supply Agreement with the same company that supplies its packaging and distribution services. See Note 13.

e.	Cash and Cash Equivalents - The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

f.
Receivable Due From Factor- Receivables due from factors are stated at estimated net realizable value and net of accounts receivable sold subject to charge-back.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. The Company has entered into an accounts receivable factoring facility agreement.

g.
Income Taxes - The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company also complies with the provisions of Accounting for Uncertainty in Income Taxes. The accounting regulation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  The Company classifies any assessment for interest and/or penalties as other expenses in the financial statements.

h.
Fair Value Measurements - The Company adopted the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) No. 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under ASC 820, fair value measurements are not adjusted for transaction cost.  ASC 820 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3: Unobservable inputs.  Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.

The Company uses judgment in determining the fair value of assets and liabilities, and level 3 assets and liabilities involve greater judgment than level 1 and level 2 assets and liabilities.

i.
Financial Instruments - The carrying values of cash equivalents, receivable due from factor, accounts payable and accrued expenses, and notes payable approximate their fair values due to their short-term maturities.

j.	Advertising Expenses - The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the years ended December 31, 2011 and 2010.

k.
Stock-Based Compensation – The Company adopted FASB ASC No. 718  “Share-Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as determined by the board of directors since our stock is not publicly traded and the volume is immaterial.  As of December 31, 2011 the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

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

l.
Cost of Goods Sold - The Company purchases all of its product from suppliers at various contracted prices and does not own or maintain any inventory. Upon shipment of product, the Company is charged the contracted price.   The Company financed the purchase of inventory based on confirmed purchase orders via a revolving finance agreement and convertible notes payable.   Shipping and handling costs are included in cost of goods sold.

m.
Earnings Per Share - Basic net income per common share is computed using the weighted average number of common shares outstanding during the periods.  Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

n.
Reclassification - Certain amounts in the financial statements as of and for the year ended December 31, 2010 have been reclassified for comparative purposes to conform to the presentation in the financial statements as of and for the year ended December 31, 2011.

o.	Recent Accounting Pronouncements –

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), which updates the guidance in ASC Topic 350, Intangibles — Goodwill & Other. The amendments in ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination.   The examples in ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update 2011-04 (“ASU 2011-04”), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in ASU 2010-29 affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When To Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  the amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed.  The adoption of this guidance did not have a significant effect on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant effect on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments in ASU 2009-13 eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, would have a material effect on its financial statements.

3 -       Prepaid Expenses and Other Current Assets

The balance as of December 31, 2011, consists of an advance of $31,550 for new product development costs, and $14,750 of unamortized expenses for services to be provided previously paid from the issuance of the Company’s common stock.  The balance as of December 31, 2010 consisted of an advance of $195,966 to the Company’s packaging and distribution provider, and $25,000 for stock compensation to be earned.

4 -       Receivable Due from Factor

The Company may at certain times during the year sell qualified receivables to a factor (United Capital Funding).  This agreement allows the Company to sell its qualified accounts receivable with recourse in exchange for advances of funds equivalent to 83% of the value of receivables, leaving 17% of the receivables as a reserve by the factor for potential non-payment of the Company’s receivables. The factoring facility is for a term of one year, was renewed in April 2011, is cancellable by either party upon one month’s written notice, and provides a factoring line of up to $1,000,000.  As collateral for the repayment of advances for receivables sold, the factor has a priority security interest in all present and future assets and rights of the Company. The factor has required that the Company notify all customers that all payments must be made to a lock-box controlled by the factor.  The factoring fee is 2.2% every thirty days or 26.4% annually. Factoring fees charged to interest expense for the years ended December 31, 2011 and 2010 were $58,123 and $65,917, respectively.

As of December 31, 2011, there were no open receivables sold to a factor, leaving $204,640 due from the factor on all open receivables. Management has reviewed the open receivables for collectability and has determined that an allowance for doubtful accounts for these receivables is not necessary as of December 31, 2011.

5 -       Loan Receivable - Vendor

As of December 31, 2011, the Company has a loan receivable of $1,052,636 from Marlex Pharmaceuticals Inc., our contract packager.  The amount is unsecured, non-interest bearing and has no stipulated repayment terms as the loan was made pursuant to a verbal agreement.  Although there is no written agreement for this loan, the Company considers this to be a current asset based on assurances from the management of Marlex Pharmaceuticals that the loan would be repaid during 2012 and Marlex’s abilitiy to pay its debt.

6 -	Note Receivable and Other related Party Transactions

On August 31, 2010, the Company amended a prior loan agreement with a stockholder, who is also an officer of the Company, to increase the amount to $9,000.  As of December 31, 2011 and 2010, the outstanding balance is $6,055 and $9,000, respectively, and is classified as notes receivable - related party- net.

In 2011, the Company paid $67,300, in consulting fees and interest expense on loans, to a consulting firm owned by the Company’s CEO and President and in addition, the Company issued 200,004 shares of common stock valued at $35,000 to that consulting firm owned by the CEO and President for services provided.  The Company also paid $165,240 in consulting fees to a consulting firm owned by the Company’s Chief Financial Officer

In 2010, the Company paid $8,500 in consultant fees to a consulting firm owned by the Company’s CEO and an additional $8,500 in consulting fees to a consulting firm owned by the Company's Chief Financial Officer

7 -	Deposits

Deposits as of December 31, 2011 and 2010 consist of an advance royalty payment of $200,000 made under the Company’s Product Development, Manufacturing and Supply agreement. See Note 13.

8 -       Convertible Notes Payable

During 2011, the Company received cash and issued convertible promissory notes payable as follows: a) two $200,000 promissory notes payable, aggregating $400,000, with a maturity dates of February 14, 2012, and April 10, 2012 and b) one  $14,000 promissory note with a maturity date of April 10, 2012, which was subsequently paid in full in June 2011.   The funds from these notes were used exclusively for the Company’s purchase orders. All these notes provide for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity.  The principal portion of these notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  All the notes can be extended by mutual consent of the lender and the Company.  In March 2012 the Company prepaid the sum of $85,000 to a holder of a $200,000 convertible note payable, leaving a balance of $115,000.  The maturity date of the balance of this note was extended to April 30, 2013, see note 16 below.

During 2010, the Company issued three one year $100,000 promissory notes payable, aggregating $300,000.  In June of 2011, the Company paid in full $100,000 for one of the three notes that were issued in 2010. In November 2011 the two remaining $100,000 notes were extended for one year by mutual consent, their new maturity dates are November 23, 2012 and January 4, 2013.  The terms of the monthly interest rate was reduced from 2% to 1% payable monthly in cash or common stock of the Company at $0.25 per share, at the option of the lender.  These notes are also to be used exclusively for the Company’s purchase orders. These original notes provided for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the notes until maturity.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  The notes can be extended by mutual consent of the lender and the Company.   In March 2012, the Company prepaid the sum of $85,000 to a holder of a $100,000 convertible note payable, leaving a balance of $15,000 the balance of this note matures on November 23, 2012, see note 16 below.

Interest expense associated with these notes for the years ended December 31, 2011 and 2010, was $131,715 and $7,494, respectively. Additionally, the Company issued to the note holders a total of 168,080 shares of common stock, 100,000 shares in 2011 and 68,080 shares in 2010.  These shares of common stock were valued at $.25 per share and are being amortized over the life of the notes.  The value assigned to these shares was $25,000 for 2011 shares and $17,020 for 2010 shares, of which $37,537 has been amortized as interest expense in fiscal year 2011 and $2,400 was expensed in fiscal year 2010. The unamortized discount on these notes as of December 31, 2011 and 2010 is $2,083 and $14,620, respectively. The effective interest rates on these notes were 28% and 31% in 2011 and 2010, respectively.

9 -       Convertible Notes Payable - Non-Current

In October 2011, the Company received $250,000 in cash for a convertible promissory note payable.  This note provides for interest payments of 1%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is October 18, 2014.  The principal portion of the note can be converted into common stock at any time during the term of the note at the rate of $.25 per share at the option of the lender.  The note can be extended by mutual consent of the lender and the Company.  In addition, the Company shall pay to the lender a royalty of 4% on all sales of a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets from January 1, 2012 on until/unless the product line of these rapidly dissolving tablets are sold to a third party.  Interest expense associated with this notes for the year ended December 31, 2011, was $5,834.  The effective interest rates on the notes issued in 2011 and 2010 were 31% and 28%, respectively. In March 2012, the holders of this note converted this note into common stock see Note 16 below.

10-	Notes Payable - Related Parties

On September 9, 2011 the Company and lender, the Company’s president and CEO and a company owned by the Company’s president and CEO, mutually agreed to consolidate all existing outstanding loans into two notes payable with a maturity date of September 8, 2012.  The notes consist of $50,000 issued to the Company’s president and CEO and $30,000 issued to a company owned by the Company’s president and CEO.  The interest rate did not change from the original loan agreements, these notes provide for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the notes until maturity.  The principal portion of the notes can be converted into common stock at any time during the one year term at the rate of $.25 per share at the option of the lender.  Interest expense associated with these notes for the years ended December 31, 2011 and 2010 was $18,400 and $6,397, respectively.  In March 2012 the CEO agreed to extend the maturity date of these notes to April 30, 2012 and monthly interest rate will be reduced to 1% per month effective October 1, 2012, see note 16 below.

11 -	Income Taxes

The Company accounts for income taxes under the asset and liability method as stipulated by ASC 740, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns. Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $121,200, available to reduce future federal and state taxable income, expiring through 2029, which the Company believes it will be more likely than not that the full benefit will be realized.  The Company had no net operating loss carryforwards as of December 31, 2010.

The Company files federal and Delaware state income taxes. Currently, there are no tax examinations in progress, nor has the Company had any federal or state examinations since its inception in 2008. All of the Company’s tax years are subject to federal and state tax examination. As of December 31, 2011 and 2010, the Company did not have any unrecognized tax benefits and does not expect this to change significantly over the next 12 months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

Our provision for income tax (benefit) expense at December 31, 2011 and 2010 consisted of the following

	2011	2010
Current
Federal	$-	$2,740
State	-	1,475

Deferred
Federal	(41,200)	56,000

Income Tax Expense	$(41,200)	$60,215

The effective tax rates differ from the statutory rates for 2011 and 2010 primarily due to the following:

	2011		2010
	Amount	Effective Tax Rate Percentage	Amount	Effective Tax Rate Percentage

Federal income tax liability (benefit)	$(129,593)	34.0%	$63,678	34.0%
State taxes	-	0.0%	1,475	0.8%
Effect of graduated rates	-	0.0%	(4,938)	2.6%
Non-deductible expense	88,393	-23.2%	-	0.0%

Tax expense (benefit)	$(41,200)	-10.8%	$6,215	32.2%

The components of the net deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred Tax asset
Net Operating Loss	$41,200	$-
Total Deferred Tax asset	41,200	-
Deferred Tax Liability	-	-
Net Deferred Tax asset	41,200	-
Less Valuation Allowance	-	-
Total Deferred tax asset	$41,200	$-

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. As a result of this analysis the Company concluded that it is more likely than not that its deferred tax assets will  be recovered and, accordingly, did not recorded any valuation allowance for the year ended December 31, 2011.

12 -	Stockholders’ Equity (Deficit)

General

The preferred shares have a par value of $.001 per share, and the Company is authorized to issue 10,000,000 shares. The preferred stock of the Company shall be issued by the board of directors of the Company in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the board of directors of the Company may determine, from time to time.

The common stock shares have a par value of $.001 per share and the Company is authorized to issue 150,000,000 shares, each share shall be entitled to cast one vote for each share held at all stockholders’ meeting for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

Convertible Preferred Stock classified as Derivative Liability

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to one investor.  The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions:  (a) 8% dividend (appropriately adjusted to reflect any stock splits), the dividends shall accrue and be paid on March 31, June 30, September 30 and December 31. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744).  (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion.  The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issues non-exempted common shares at a price below $.1744. At December 31, 2011 these convertible preferred stock shares can be converted into 5,980,504 shares of the Company’s common stock (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing.  (f) Exempted securities - for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

The Company has determined that the Series A convertible preferred stock has the characteristics of a derivative instrument due to the fact that the conversion price is indexed to the Company’s own stock. The Company has determined that there is no change in the value of the derivative liability and no income or expense should be recorded to earnings during year ended December 31, 2011.

This Series A Preferred Stock is considered a derivative liability and is not reported in the Shareholders' Equity section of our balance sheet, but rather is shown as a mezzanine liability in the balance sheet. Because we have an accumulated deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability.  Unless we have a profit in 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will continue to be accrued.  We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid

Common Stock

In 2011, the board of directors authorized a two-for-one forward stock split and a change in par value. The change in par value and the forward stock split have been retroactively applied as of January 1, 2010 in the balance sheet and the statement of changes in stockholders’ equity.

The Company issued 29,000 restricted shares of common stock (not registered under the Securities Act) for cash proceeds of $5,800 during the year ended December 31, 2011.

On April 29, 2011 the Company agreed to sell 5,200,000 restricted shares of common stock to four purchasers for an aggregate purchase price of $176,000.  The sales of these common stock shares were recorded as a stock subscription receivable.  As of December 31, 2011, the Company has received $5,200 of payments on the stock subscription receivable with the balance expected to be received by the end of first quarter 2012.

The Company issued 509,000 restricted shares of its common stock to non-employees for services rendered during the year ended December 31, 2011 or to be rendered. These services were valued at $71,000. The unamortized amount of prepaid services at December 31, 2011 was $6,250.  The Company charged its operations $64,750.

The Company issued 624,000 restricted shares of its common stock in connection with services provided by members of the board of directors during fiscal year 2011. The Company charged its operations $62,400.

The Company issued 200,004 restricted shares of its common stock to the Company’s President and CEO for payment of his salary in lieu of a cash compensation payments for services rendered during the year ended December 31, 2011 or to be rendered. These services were valued at $35,000. The unamortized amount of prepaid services at December 31, 2011 is $5,000.  The Company charged its operations $30,000.

The Company issued 100,000 shares of common stock for interest related to the issuance of a note payable.  The Company accounted for this transaction as a discount on notes payable totaling $25,000, of which $22,917 was amortized to interest expense for the year ended December 30, 2011. See note 8

During fiscal year 2010, the Company issued 20,000 shares in connection with services related to the issuance of notes payable. The Company charged its operations $5,000.

During fiscal year 2010, the Company issued 68,080 shares for interest related to the issuance of notes payable. The Company accounted for this transaction as a discount on notes payable totaling $17,020, of which $2,400 was amortized to interest expense for the year ended December 31, 2010. This discount amount was fully amortized as of December 31, 2011. See Note 8

During fiscal year 2010, the Company issued 5,000,000 shares of stock (2,500,000 shares on a pre-stock split basis) to its current chief financial officer, in lieu of compensation, for services rendered during the period of October 1, 2010 through March 31, 2011. These shares were valued at $50,000 based upon the fair value on the grant date. A $25,000 charge was recognized as stock based compensation for the year ended December 31, 2010 and the balance of $25,000 was amortized and expensed in fiscal year 2011. The stock issued contained a forfeiture provision under certain circumstances whereby 2,500,000 shares of stock may be cancelled, this provision was eliminated by the board of directors in December 2011.

In December 2010, half of the stock subscription receivable from the Company’s two founders was received, and the balance of the subscriptions receivable for 40,000,000 shares was cancelled.

Warrants

On April 1, 2011, the Company issued 478,440 common stock warrants to a third party vendor as part of payment for services provided. These warrants have a strike price of $.1744, are 100% vested and have a contractual life of 5 years, expiring on March 31, 2016. The Company calculated the fair value of the warrants to be $54,809, using the Black-Scholes option pricing model and the expense was recorded to the statement of operations. The assumptions used in computing the fair value are a closing stock price of $0.1744, expected term of 2.5 years utilizing the “plain vanilla” method. Also since the Company does not have a history of stock prices over 2.5 years the Company used the expected volatility of four peer entities within our sector whose share or option price are publicly available, per Staff Accounting Bulletin topic 14 interpretations and guidance. The average of the four comparable companies was used to determine the estimated expected volatility of 120.65%, the risk free rate was estimated to be 1.3%.

13 -	Commitments and Contingencies

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with a contract packager and labeler for orally disintegrating tablets.  The total value of this contract is $935,000.   As of December 31, 2011, the Company has paid a total of $935,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of December 30, 2011 and December 31, 2010.  An expense of $276,887 was recorded to operations as research and development costs for the year ended December 31, 2011 and $267,665 was expensed to research and development for the year ended December 31, 2010. The project has been completed and the balance of $190,448 at December 31, 2011 will be used for new product development projects in 2012.  Upon the commencement of product shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis.  The $200,000 deposit will be applied towards this royalty payment.

The Company will also be responsible for a 4% royalty payment on the sale of a new Acetaminophen product developed by the Company for a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets, per a non-current convertible notes payable agreement (see note 9).   All sales of the rapidly dissolving 80mg and 160mg tablets will be subject to this 4% royalty beginning January 1, 2012, and the royalty payments do not begin until the third quarter of 2012.  The royalty payments to the note holders have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets are sold to a third party.

On October 19, 2011, the Company was approved for a line of credit from Wells Fargo Bank. This line of credit will allow the Company to borrow up to a maximum of $70,000, at an interest rate of prime plus 1% through June 30, 2012, and prime plus 6.25% annually after June 30, 2012.  The note is secured by personal guarantee by the Company’s CEO.  As of December 31, 2011 there was no outstanding balance related to this line of credit.

14 -	Earnings Per Common Share

The basic earnings per share or loss per share is computed using the weighted average number of common shares outstanding. The assumed exercise of common stock equivalents were excluded from the calculation of diluted net loss per common share for the year ended December 31 2011 because their inclusion would have been anti-dilutive. As of December 31, 2011, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants convertible into 478,440 shares and notes payable convertible into 3,403,200 shares of common stock.

	For the Year Ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Loss	$(381,155)
Preferred stock dividends	(62,580)
Net Loss available to common stockholders	$(443,735)

Basic (loss) per common share	$(443,735)	49,960,405	$(0.01)
Effect of dilutive securities	-	-	-

Diluted earnings per common share	$(443,735)	49,960,405	$(0.01)

	For the Year Ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Income	$127,072

Basic earnings per common share	$127,072	79,195,292	$0.00
Effect of dilutive securities - notes payable	-	1,440,000	-

Diluted earnings per common share	$127,072	80,635,292	$0.00

15 -	Concentrations

The Company purchased 100% of its product packaging from one supplier during the years ended December 31, 2011 and 2010.  A disruption in the availability of product packaging from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $4,972,000 or 83% and approximately $3,221,000 or 100%, of its revenue from one customer during the years ended December 31, 2011 and 2010, respectively.

16 -	Subsequent Events

On March 12, 2012, the holders of a long-term note payable in the amount of $250,000 elected to convert the convertible note payable into 2,000,000 shares of the Company’s common stock.  At the time of conversion the Company changed the conversion price from $0.25 per share to $0.125 per share of common stock resulting in an additional 1,000,0000 million shares being issued per the original loan agreement.   At the time of the conversion the fair value of the Company stock was below the revised $.125 conversion price, consequently the Company did not have to record any extra expense for this beneficial conversion feature. This reduced price change for this conversion was not offered on any other convertible debt which the Company holds.

On March 12, 2012, the Company prepaid the sum of $85,000 to a holder of a $100,000 convertible note payable, leaving a balance of $15,000.   The maturity date was also extend from November 23, 2012 to April 30, 2013.

On March 12, 2012, the Company prepaid the sum of $85,000 to a holder of a $200,000 convertible note payable, leaving a balance of $115,000.  The maturity date of the balance of this note was extended to April 30, 2013.

During the month of March the Company received payment in the amount of $170,800 in cash for the stock subscription receivable.

In March 2012 the Company sold 300,000 shares of common stock in a private placement for $30,000.

In March 2012, the CEO and president of the Company agreed to amend the maturity date and interest rate on his $80,000 related party convertible notes payable.  The maturity date has been extend from September 30, 2012 until April 30, 2013.  The interest rate will decrease from 2% monthly to 1% monthly effectively October 1, 2012.

Also in March 2012, two convertible notes payable, in the amounts of $100,000 and 200,000 with maturity dates of January 3, 2013 and February 13, 2013, respectively, were extended by the lender to a maturity date for both notes of April 30, 2013.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified is subsection (c) of this Item. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

(b) Changes in Internal Controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control –Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting:

a. Deficiencies in Internal Control Structure Environment. The Company only became a public corporation in November 2011.  The Company’s focus was on securing the financing necessary to initiate revenue production.  In June 2010, the Board engaged a full time Chief Financial Officer, who started in October 2010, and charged him with responsibility for establishing a system of internal controls appropriate for a public company.

b. Inadequate staffing and supervision within the accounting operations of our company. The relatively small number of employees who are responsible for accounting functions prevents the Company from segregating duties within its internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  The Company’s plan is to expand its accounting operations as the business of the Company expands.

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.   OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and business experience of each of our directors and executive officers as of February __, 2011 are shown below.  Biographical information for each is set forth following the table.

NAME	AGE	POSITION	DATE APPOINTED
Robert Schneiderman (1)	69	Chief Executive Officer, Director **	May 12, 2008
Jeffrey Andrews	60	Chief Financial Officer	October 10, 2010
Brian Ettinger (1)	59	Director; Chairman of the Board ***	April 1, 2011 (Chairman since May 17, 2011)
Brian Anderson (2)	60	Director ***	May 24, 2011
Dr. Joseph Camardo (2), (3)	59	Director ***	April 1, 2011
Dr. Michael Imperiale (2), (3)	51	Director ***	April 25, 2011
Andrius Pranskevicius (1)	32	Director *	April 1, 2011
_____________
(1) Member of Compensation Committee.
(2) Member of Audit Committee.
(3) Member of Nominating and Corporate Governance Committee.

*Appointed to the Board as the nominee selected by the Series A Preferred Stockholder.
**Elected to the board by the Common stockholders.
*** Appointed to the Board as the nominee selected by the Series A Preferred Stockholder and the Common stockholders.

The following summarizes the occupation and business experience during the past five years for our officers and directors. Mr. Schneiderman was elected to the board because he is one of our co-founders and built the foundation of our company. Mr. Brian Ettinger was appointed to our board because he has prior experience as a director of a public company; he served as director and Chairman of the Board of Global Resource Corp. (OTCBB: GBRC) from November 2009 to July 2010. Mr. Brian Anderson was appointed to our board because of his extensive public accounting experience and because he is our “financial expert” on our audit committee. Drs. Camardo and Imperiale were appointed to our board because of their significant pharmaceutical industry experience. Mr. Pranskevicius was appointed to our board by Development 72, LLC, a limited liability company, which owns all of our outstanding shares of Series A Preferred Stock and is controlled by Mr. Pranskevicius. Under our amended and restated articles of incorporation, the holder the Series A Preferred Stock is entitled to elect one member to our board.

On August 8, 2011, Mr. Steve Urbanski resigned as our Executive Vice President and director for personal reasons, and not for reasons or any matter relating to our operations, policies or practices.

Robert Schneiderman has served as our Chief Executive Officer and has been a director since May 12, 2008 (the date of our inception). Mr. Schneiderman is one of our founding shareholders. From February 2002 until May 2008, Mr. Schneiderman owned and ran Harry James Production DBA R S and Associates, a financial consulting firm. From August 1966 to January 2002, Mr. Schneiderman, worked at P. Robert Dann Inc., a prominent Philadelphia recruiting firm, during which he served as CEO from August 1966 to January 2002. Mr. Schneiderman is the sole owner and employee of Harry James Production DBA R S and Associates, through which Mr. Schneiderman provides financial consulting services. The Company is not the only client of Harry James Production DBA R S and Associates, which had other clients prior to 2011. The Company is not the only client of Harry James Production DBA R S and Associates, which had other clients prior to 2011. The financial consulting work performed by Mr. Schneiderman consisted of (i) managing operations, marketing, strategy and financing; (ii) creating our corporate culture by building the senior management team; (iii) raising capital; (iv) establishing corporate strategy and vision; (v) determining which markets we will enter, against which competitors and with what product lines; (v) setting budgets; (vi) forming strategic partnerships; (vii) communicating our business strategy and vision; and (viii) allocating our capital to fund projects which support our strategy. Mr. Schneiderman received a B.S. from Temple University in 1964.

Jeffrey J. Andrews has served as our Chief Financial Officer since October 2010. Prior to that time, Mr. Andrews was a financial consultant with Powell Strategic Advisors, Inc., a financial consulting firm owned by Mr. Andrews, from February 2010 until October 2010, and he served as the Chief Financial Officer, Treasurer and Secretary of Global Resources Corp., a public alternative energy company, from September 2006 until February, 2010 and as a director from September 2006 until his resignation on May 21, 2008. The Company is not the only client of Powell Strategic Advisors, which had other clients prior to 2011. The financial consulting work performed by Mr. Andrews consisted of (i) developing and analyzing business planning for capital expenditures, inventory management and strategic planning; (ii) preparing budgets and forecasts; (iii) developing our financial reporting infrastructure; (iv) handling accounting, financial reporting and compliance matters; and (v) assisting us with SWOT (Strengths, Weaknesses, Opportunities, and Threats) analysis. Mr. Andrews graduated from Villanova University in May, 1974 with a B.S. in Accounting. He has been a C.P.A. in Pennsylvania since 1978. He commenced his accounting career as an Audit Manager for a regional firm, and over his career has served as the Controller, Treasurer and/or CFO of various companies, and has had experience in corporate restructurings and reorganizations as well as IPO's and SEC periodic reporting. From April, 1999 to June, 2002, Mr. Andrews served as CFO of Collectible Concepts Group, Inc., a public company. From June 2002 to October 2004 Mr. Andrews was the Controller of Encapsulation Systems Inc., a medical device company.

Brian Ettinger has served as a director and our Chairman of its Board of Directors since April 1, 2011. Since 2002, Mr. Ettinger has served as the CEO and General Counsel for Worldwide Strategic Partners, Inc. (“WSP”), a privately-held energy consulting firm involved in domestic and international energy projects involving oil and gas production, exploration, alternative fuels, waste to energy, biofuels, power and pipelines. From June 2007 to August 2009, he also served as an independent consultant to Nuclear Solutions, Inc., a company that developed technology to convert waste coal into diesel fuel. Mr. Ettinger has also had a general practice law office since January 1994. Mr. Ettinger currently serves on the board of directors of WSP and on the board of directors of Texas Pacific Corporation, a privately-held developer of a natural gas and products pipeline from Texas to Arizona and Nevada. Mr. Ettinger received a B.A. degree in Political Science and Economics from LaSalle College in 1974 and a Juris Doctor degree from South Texas College of Law in 1983.

Brian Anderson has served as our director since May 24, 2011. Since February 1, 2011, Mr. Anderson has been the Chief Operating Officer of The Broadsmoore Group, a privately-held diversified merchant bank providing fully integrated business and investment services for private equity, public market and real estate transactions. From November 2007 to December 2010, he was a Director in the fixed income group at Oppenheimer & Co. Inc. From November 2007-December 2009 Mr. Anderson was the Chief Operating Officer at Vanquish Capital Group, LLC, which operated a hedge fund, an investment advisor and a broker dealer. Mr. Anderson was a Director in the Capital Markets Group at Washington Mutual from 2005 to 2007 where he specialized in structured credit transactions. From 1983 to 2005, Mr. Anderson worked in the institutional mortgage business at Lehman Brothers, Morgan Stanley, Drexel Burnham Lambert, Kidder Peabody, Paine Webber and Countrywide Securities. Mr. Anderson received a Bachelor of Science degree from the United States Military Academy at West Point in 1974, and an MBA from the University of Pennsylvania in 1983. Mr. Anderson served in the United States Army from June 1974 to August 1981.

Joseph Camardo, M.D. has served as our director since April 1, 2011. Dr. Camardo worked at Wyeth-Ayerst laboratories in Philadelphia from 1989, when he joined as an Associate Director, Clinical Research, until 2010, when he retired as Senior Vice President of Global Medical Affairs. Dr. Camardo received a Bachelor of Arts degree in Biology from the University of Pennsylvania in Philadelphia in 1974, and an MD from the University of Pennsylvania School of Medicine in 1979. He completed his internship at the Hospital of the University of Pennsylvania in 1980, and his residency at Presbyterian Hospital in Philadelphia in 1988. Between his internship and residency Dr. Camardo worked as a postdoctoral fellow at the Division of Neurobiology and the Department of Pharmacology at the College of Physicians and Surgeons of Columbia University in New York.

Michael Imperiale M.D. has served as our director since April 1, 2011. Since 2009 Dr. Imperiale has served as Senior Director, Global Medical Affairs for BioMarin in Novato California. Prior to joining BioMarin from 2007 to 2009, he was Vice President of Clinical research Operations at Hana Biosciences in South San Francisco. Dr. Imperiale has served in a number of positions in the Pharmaceutical and Biotechnology industries including as Senior Director of Medical Services at Nuvelo and Director of Clinical Trials Development at Exelixis from 2004 to 2006. Dr. Imperiale received a M.D. from The Hahnemann University School of Medicine in 1987 and a B.A. from Villanova University in 1982.

Andrius Pranskevicius has served as our director since April 1, 2011. Since October 2010, Mr. Pranskevicius has served as an investment manager at Mart Management LLC, a private equity advisor. From January 2007 to March 2010, he was the Chief Financial Officer at MMM Projecktai UAB, a real estate development and acquisition firm. From January 2004 to January 2007, Mr. Pranskevicius was the Chief Financial Officer at UAB “SP Investicija”, which develops and manages food chains. He received a B.A. in Management and Business Administration in 2001 from Vilnius University in Lithuania.

Section 16(a) beneficial reporting compliance

No person who, during the fiscal year ended December 31, 2011, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Exchange Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year except that Andrius Pranskevicius filed an untimely Form 3 on November 30, 2012 (for an event occurring on November 14, 2011).  The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year.

Audit Committee; Audit Committee Financial Expert

The three members of the Audit Committee of our Board of Directors (the “Audit Committee”) are Brian Anderson (Chairman), Dr. Joseph Camardo and Dr. Michael Imperiale. The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and meets the criteria for audit committee membership required by NASDAQ. Further, each Audit Committee member meets NASDAQ’s financial knowledge requirements. Also, our Board has determined that Brian Anderson qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.  Mr. Anderson qualifies as an independent director under Rule 10A-3 of the Securities Exchange Act and as defined in Nasdaq Marketplace Rule 4200(15).

Code of Ethics

On May 17, 2011, we adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer and chief financial officer, and any person performing similar functions) and employees. We have made our Code of Ethics available by filing it as Exhibit 14 to our registration statement on Form S-1, SEC File No. 333-174831.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2011, and 2010 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Robert Schneiderman	2011	$60,000	(1)	--	$30,000	(2)	--	--		$90,000
Chief Executive Officer	2010	$--		--	$--		--	$8,500	(1)	$8,500

Jeffrey Andrews (2)	2011	$162,500		--	$25,000		--	$--		$187,500
Chief Financial Officer	2010	$--		--	$50,000	(4)	--	$8,500		$58,500	(2)

(1)
Consists of consulting fees paid to Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman.  The consulting fees were for consulting services provided to the Company by R S and Associates.

(2)
Consists of (i) $8,500 in consulting fees paid to Powell Strategic Advisors, Inc., a financial consulting firm owned by Mr. Andrews, and (ii) 5,000,000 shares of common stock valued (on a post stock split basis) at $50,000.  See Note 12 in our audited financial statements for the years ended December 31, 2010 and 2011 on page F-14 of this annual report, which sets forth the assumptions used for the valuation of the stock award to Mr. Andrews.

(3)
Consists of  200,004 shares of common stock valued at $35,000 that we issued to Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, for payment of Mr. Schneiderman’s salary in lieu of a cash compensation payments for services rendered during the year ended December 31, 2011.  The Company expensed $30,000 in 2011 and the balance of $5,000 was expensed in January 2012.

(4)
2,500,000 shares of common stock owned by Mr. Andrews were subject to forfeiture unless we acquired Marlex Pharmaceuticals by December 31, 2011, in which event the shares would vest. The Company does not have an agreement regarding the forfeiture or vesting for the grant of stock to Mr. Andrews.  Such vesting and forfeiture provisions were in a resolution adopted by our board of directors in June 2010.  On November 17, 2011, our Board of Directors accelerated the vesting of Mr. Andrews 2,500,000 shares of common stock in exchange for which Mr. Andrews agreed to forgo his claim for $51,500 for unpaid wages.

Employment Agreements

We do not have any employment agreements with any of our executive officers.  In connection with our sale of shares of Series A Preferred Stock, our Chief Executive Officer and Chief Financial Officer each entered into a restrictive covenant agreement.  Under this agreement, these officers are subject to a five year non-compete and non-solicitation provision.  They are also subject to a confidentiality provision.  Lastly, under the restrictive covenant agreement, these officers assigned to us any and all inventions, developments and improvements developed by them and which are within the scope of our business (regardless of where and when invented, developed or improved).

Each of our executive officers works on a full time basis.

We paid our officers beginning in April 2011 as consulting fees.  In June 2011, upon recommendation of our board of directors, Mr. Schneiderman began to receive a monthly consulting fee of $10,000 and Mr. Andrews began to receive a monthly consulting fee of $15,000.  Additionally, in October 2011, our CEO agreed to accept payment of part of his salary in shares of restricted stock, starting as of July 1, 2011, until we become a public company.  Accordingly, on December 30, 2011, we issued 200,004 shares of common stock to Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, which shares were issued in lieu of cash salary paid to Mr. Schneiderman.    We expect that Messrs. Schneiderman and Andrews will enter into employment agreements with us by the end of 2012.

Outstanding Equity Awards at Year End

We currently do not have any equity compensation plans.  Except for 5,000,000 shares of our common stock we granted to our Chief Financial Officer, Jeffrey Andrews, in connection with his hiring and the stock awards we granted to our outside directors for their attendance at board and committee meetings, we have not made any equity awards to any of our officers or directors.  We do not have any outstanding options or other forms of equity compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jeffrey Andrews	-	-	-	-	-	-	-(1)	-	$ -

(1)
In June 2010, we issued 5,000,000 shares of our common stock (2,500,000 on a pre-stock split basis) to Mr. Jeffrey Andrews, our current chief financial officer, in lieu of compensation, for services rendered during the period of October 1, 2010 through March 31, 2011.   These shares were valued at $50,000 based upon the fair value on the grant date and as of December 31, 2010.   2,500,000 shares of common stock owned by Mr. Andrews were subject to forfeiture unless we acquired Marlex Pharmaceuticals by December 31, 2011, in which case the shares would vest.  From October 1, 2010 to March 31, 2011, Mr. Andrews was entitled to $75,000 of compensation (based on his compensation of $15,000 per month) but he only received $23,500.  On November 17, 2011, our Board of Directors accelerated the vesting of Mr. Andrews 2,500,000 shares of common stock in exchange for which Mr. Andrews agreed to forgo his claim for $51,500 for unpaid wages.

Director Compensation

In June 2011, upon recommendation of the Compensation Committee of the board of directors, our board approved a compensation plan for our outside, or non-employee, directors.  Each outside director would receive 100,000 shares of restricted common stock for joining our board (effective retroactively for all directors).  Outside Directors will receive $1,000 and 4,000 shares of restricted common stock for each board meeting attended (in person or by telephonic means).  Additionally, each outside director who is a member of a committee will receive 4,000 shares of restricted stock for each committee meeting attended (in person or by telephonic means).  Our board of directors is required to meet four (4) times a year.  Our audit committee will meet at least four (4) times a year, and the Compensation Committee and the Nominating Committee will each meet at least twice a year.

For the year ended December 31, 2011, we issued 624,000 shares of common stock to our outside directors for the compensation as outlined above, which was valued at $62,400.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.  Except for 2,500,000 shares of our common stock we granted to our Chief Financial Officer, Jeffrey Andrews, in connection with his hiring and the stock awards we granted to our outside directors for their attendance at board and committee meetings, we have not made any equity awards to any of our officers or directors.  We do not have any outstanding options or other forms of equity compensation.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2012, certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after March 15, 2012 through the exercise of any stock option, warrant or other right, or the conversion of any security.  Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address(1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock (2)

Robert Schneiderman	20,217,148	(3)	38.5%
Steve Urbanski 503 Summit Court Virginia Beach, VA 23462	19, 960,000		38.0%
Jeffrey Andrews	5,080,000		9. 7%
Brian Ettinger	120,000		*
Brian Anderson	128,000		*
Dr. Michael Imperiale	128,000		*
Andrius Pranskevicius	6,100,504	(4)	10.4%
Dr. Joseph Camardo	128,000		*
All executive officers and directors as a group (7 persons)	31,901,652		54.5%

*	Less than 1%.
(1)	The address for each named person, other than Mr. Steve Urbanski,, is c/o ScripsAmerica, Inc., 77 McCullough Drive, New Castle, Delaware 19720.
(2)
For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (a) 52,578,828 shares of our common stock outstanding as of March 15, 2012 and (b) the number of shares of our common stock that such person has the right to acquire within 60 days after March 15, 2012.

(3)
Includes 257,148 shares of common stock held by Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, which shares were issued in lieu of cash salary paid to Mr. Schneiderman.

(4)
Includes (a) 5,980,504 shares of common stock issuable upon the conversion of 2,990,252 shares of Series A Preferred Stock held by Development 72, LLC, a limited liability company owned by Mr. Pranskevicius, who is a member of our board of directors by virtue of being nominated to the board by the Series A Preferred Stock pursuant to our amended and restated articles of incorporation, and (b) 120,000 shares of common stock issued to Mr. Pranskevicius as compensation for his service on our board of directors.

Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans.  We have not made any equity awards to any of our officers or directors.  We do not have any outstanding options or other forms of equity compensation.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2010, we paid $8,500 in consultant fees to Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, our Chief Executive Officer and a director, for financial consulting work.

In 2010, we paid $8,500 in consulting fees paid to Powell Strategic Advisors, Inc., a financial consulting firm owned by Mr. Andrews, our Chief Financial Officer, for financial consulting work.

On December 22, 2008, we entered into a loan agreement with Steve Urbanski, a stockholder, who was at that time also one of our officers, in the amount of $6,500. The loan bears no interest and is payable on demand. On March 15, 2009, we amended the loan agreement to increase the amount to $7,300. On August 31, 2010, we amended the loan agreement with Mr. Urbanski to increase the amount to $9,000. As of June 30, 2011 and December 31, 2010 and 2009, the outstanding balance was $9,000, $9,000 and $7,300, respectively.  On August 8, 2011, Mr. Urbanski resigned from our board of directors and as our Executive Vice President.

During the year ended 2010, we issued one year promissory notes aggregating $60,000, which notes consist of $40,000 issued to our Chief Executive Officer and $20,000 issued to Harry James Production DBA R S and Associates, a company owned by our Chief Executive Officer.  These notes provide for monthly interest only payments of 2% of principal payable, at our option, in cash or in shares of our common stock (based on a valuation of $0.50 per share). Upon maturity, outstanding principal is payable and may be converted to common stock of the Company at $0.50 per share at the option of the lenders. The notes can be extended by mutual consent of the note holder and us.  These notes mature at various times from May 2011 to December 2011. Interest charged to operations on these promissory notes was $360 and $300 for the three months ended March 31, 2011 and 2010 and $6,397 for the year ended December 31, 2010.

On February 28, 2011, we issued one year promissory notes aggregating $20,000, which notes consist of $10,000 issued to our Chief Executive Officer and $10,000 issued to Harry James Production DBA R S and Associates a company owned by our Chief Executive Officer.  These notes provide for monthly interest only payments of 2% of principal payable, at our option, in cash or in shares of our common stock (based on a valuation of $0.50 per share). Upon maturity, outstanding principal is payable and may be converted to common stock of the Company at $0.50 per share at the option of the lenders. The notes can be extended by mutual consent of the note holder and us.  These notes mature on February 27, 2012.

In March 2012, our CEO and president agreed to amend the maturity date and interest rate on his $50,000 promissory notes and the $30,000 promissory notes held by Harry James Production DBA R S and Associates (as described in the preceding two paragraphs).  The maturity date on these notes has been extend from September 30, 2012 until April 30, 2013.  The interest rate on the notes has been decreased from 2% monthly to 1% monthly effective on October 1, 2012.

During 2008, we entered into revolving loan agreements with JBS Capital, Inc. (“JBS”) and its wholly-owned subsidiary, Verbena Pharmaceuticals, Inc. (“Verbena”).  The agreement with JBS provided available credit of $30,000, bearing interest at 5.00% per annum on the outstanding principal.   The agreement with Verbena provided available credit of $100,000. On June 30, 2009, the agreement with Verbena was amended to provide available credit of $225,000, bearing interest at 5.00% per annum on the outstanding principal. Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  At June 30, 2011, the balance outstanding under these agreements was $21,200.  At the end of fiscal 2009, the Company took a reserve against this loan as a loss.  Robert Schneiderman, our CEO and one of our directors, and  Mr. Steve Urbanski, who resigned as our Executive Vice President and one of our directors on August 8, 2011, are the sole stockholders of JBS.  Messrs. Urbanski and Schneiderman were also officers of JBS and were involved in managing the operations of JBS; however, the business of JBS was not successful and it was shut down and JBS was dissolved in January 2011.  The loans to JBS and Verbena were made when we were exploring the possibility of a merger with Verbena, a non-trading public shell company.

During 2010, we issued 5,000,000 shares of our common stock (2,500,000 on a pre-stock split basis) to Mr. Jeffrey Andrews, our current chief financial officer, in lieu of compensation, for services rendered during the period of October 1, 2010 through March 31, 2011.  These shares were valued at $50,000 based upon the fair value on the grant date..  A $25,000 charge was recognized as stock based compensation for the year ended December 31, 2010 and the balance of $25,000 is included in prepaid expenses and other current assets as of December 31, 2010, and was amortized in 2011.   2,500,000 shares of common stock owned by Mr. Andrews were subject to forfeiture unless we acquired Marlex Pharmaceuticals by December 31, 2011, in which case the shares would vest. The Company does not have an agreement regarding the forfeiture or vesting for the grant of stock to Mr. Andrews.  Such vesting and forfeiture provisions were in a resolution adopted by our board of directors in June 2010.  From October 1, 2010 to March 31, 2011, Mr. Andrews was entitled to $75,000 of compensation (based on his compensation of $15,000 per month) but he only received shares valued at $50,000 .  In lieu of the additional $25,000 owed to Mr. Andrews, our Board of Directors accelerated the vesting of Mr. Andrews 2,500,000 shares of common stock.

For the year ended December 31, 2011, we issued 624,000 shares of common stock to our outside directors for the compensation as outlined above in Item 12 (attendance at board and committee meetings; joining the Board), which was valued at $62,400.

In October 2011, our CEO agreed to accept payment of part of his salary in shares of restricted stock, starting as of July 1, 2011, until we become a public company.  Accordingly, on December 30, 2011, we issued 200,004 shares of common stock to Harry James Production DBA R S and Associates, a consulting firm owned by our Chief Executive Officer, Mr. Schneiderman, which shares were issued in lieu of cash salary paid to Mr. Schneiderman.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Raich Ende Malter & Co. LLP for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees
Audit Fees	$50,732	$6,000
Audit Related Fees	44,188	--
Tax Fees	--	--
All Other Fees	--	--

Total Fees	$--	$--

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by Raich Ende Malter & Co. LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees.  Consists of fees billed for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.  These services were provided by Rosenberg Rich Baker Berman & Company in connection with a registration statement and SEC reports we filed in 2011.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees.  Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Board has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm.  The policy provides for pre-approval by the Board of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Board must approve the permitted service before the independent registered public accounting firm is engaged to perform it.   All of the services performed by our independent registered public accounting firm during 2010 and 2009 were pre-approved by the Board of Directors.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report.

1.	List of Financial Statements.

The following financial statements of ScripsAmerica, Inc. and Report of Raich Ende M    alter & Co. LLP, Independent Registered Public Accounting Firm, are included in this report:

•	Report of by Raich Ende Malter & Co. LLP, Independent Registered Public Accounting Firm.

•	Balance Sheets at December 31, 2011 and 2010

•	Statements of Operations for the years ended December 31, 2011 and 2010

•	Statements of Stockholders’ Deficit for the years ended December 31, 2011 and 2010

•	Statements of Cash Flows for the years ended December 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1#	Amended and Restated Certificate of Incorporation.
3.2#	By-Laws.
5.1@	Opinion of Fox Law Offices, P.A.
10.1 ^^	Series A Preferred Stock Purchase Agreement, dated as of April 1, 2011, by and between ScripsAmerica, Inc. and Development 72, LLC.
10.2#	Investors’ Rights Agreement, dated as of April 1, 2011, by and between ScripsAmerica, Inc. and Development 72, LLC.
10.3#	Right of First Refusal and Co-Sale Agreement, dated as of April 1, 2011, by and among ScripsAmerica, Inc., Development 72, LLC, Robert Schneiderman, Jeffrey Andrews and Steve Urbanski.
10.4#	Form of Indemnification Agreement by and between ScripsAmerica and each member of its board of directors.
10.5#	Form of Restrictive Covenant Agreement by and between ScripsAmerica and each of its officers and directors.
10.6#	Product Development, Manufacturing and Supply Agreement, entered into as of March 1, 2010, between ScripsAmerica, Inc. and Marlex Pharmaceuticals, Inc.
10.7#	Form of Private Placement Subscription Agreement.
10.8#	Form of Promissory Note.

EXHIBIT NUMBER	DESCRIPTION
10.9@	Consulting Agreement, dated April 1, 2011, by and between Artemis and ScripsAmerica.
10.10@	Services Agreement, dated November 23, 2010, by and between Clementi & Associates Ltd. and ScripsAmerica.
10.11#	Factoring and Security Agreement with United Capital Factoring.
10.12#	Form of Regulation S Subscription Agreement (April 2011).
10.13#	Form of Regulation S Subscription Agreement (May 2011).
10.14@	Independent Consulting Agreement, made June 4, 2011, by and between ScripsAmerica and Sarav Patel
10.15@	Independent Consulting Agreement, made June 6, 2011, by and between ScripsAmerica and Lincoln Associates, Inc.
10.16@	Service Agreement, dated January 1, 2010, by and between ScripsAmerica and Marlex Pharmaceuticals, Inc.
10.17 ^^	Letter Agreement, dated July 21, 2011, by and between ScripsAmerica and Curing Capital Inc.
10.18+++	Material terms of oral loan agreement with Marlex Pharmaceuticals, Inc.
14.1#	ScripsAmerica Code of Conduct.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Section 906 Certification of Principal Executive Officer - Certification of Compliance to Sarbanes-Oxley.
32.2*	Section 906 Certification of Principal Financial Officer - Certification of Compliance to Sarbanes-Oxley.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith

#	Previously filed with the registration statement on Form S-1, SEC File No. 333-174831, filed on June 10, 2011.

@	Previously filed with the amendment no. 1 to the registration statement on Form S-1, SEC File No. 333-174831, filed on August 23, 2011.

^^	Previously filed with the amendment no. 2 to the registration statement on Form S-1, SEC File No. 333-174831, filed on September 26, 2011.

+++	Previously filed with the amendment no. 3 to the registration statement on Form S-1, SEC File No. 333-174831, filed on October 20, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 22, 2012 by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.

/s/ Robert Schneiderman
Robert Schneiderman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Schneiderman	Chief Executive Officer and Director	March 22, 2012
Robert Schneiderman	(Principal Executive Officer)

/s/ Jeffrey Andrews	Chief Financial Officer	March 22, 2012
Jeffrey Andrews	(Principal Financial and Accounting Officer)

/s/ Brian Ettinger	Chairman of the Board and Director	March 22, 2012
Brian Ettinger

/s/ Brian Anderson	Director	March 22, 2012
Brian Anderson

/s/ Joseph Camardo	Director	March 22, 2012
Joseph Camardo

/s/ Michael Imperiale	Director	March 22, 2012
Michael Imperiale

/s/ Andrius Pranskevicius	Director	March 22, 2012
Andrius Pranskevicius