Form 10-Q
period 2012-03-31
ScripsAmerica, Inc.
filed 2012-05-15
CIK 1521476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54550

SCRIPSAMERICA, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	26-2598594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

As of May10, 2012, the registrant had 54,939,400 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

SCRIPSAMERICA, INC.
Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$87,319	$467,505
Receivable due from factor	296,436	204,640
Loan receivable - vendor	1,285,056	1,052,636
Prepaid expenses and other current assets	61,156	46,300
Deferred tax asset	82,000	41,200
Total Current Assets	1,811,967	1,812,281
Other Assets
Notes receivable - related party - net	3,534	6,055
Deposits	200,000	200,000
Total Other Assets	203,534	206,055
TOTAL ASSETS	$2,015,501	$2,018,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$28,371	$35,620
Royalty payable	53,186	53,186
Preferred Stock dividends payable	41,720	20,860
Convertible notes payable	-	170,000
Total Current Liabilities	123,277	279,666
Non-Current Liabilities
Convertible notes payable - net of discount of $0 and $53,186, respectively	-	196,814
Convertible notes payable - related parties	80,000	80,000
Convertible notes payable - net of discount of $0 and $2,083, respectively	429,400	427,917
Total Non-Current Liabilities	509,400	704,731
Total Liabilities	632,677	984,397

Commitments and Contingencies	-	-
Series A Convertible preferred stock - derivative liability, $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding as of December 31, 2011	1,043,000	1,043,000

Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 150,000,000 shares authorized; 54,890,828 and 52,521,684 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	54,891	52,522
Subscription Receivable	-	(170,800)
Additional paid-in capital	783,318	494,487
Retained earnings (deficit)	(498,385)	(385,270)

Total Stockholders' Equity (Deficit)	339,824	(9,061)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,015,501	$2,018,336

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Statements of Operations   (unaudited)

	For the Three Months Ended March 31,
	2012	2011

Product Sales - net	$996,827	$1,641,233

Cost of Goods Sold	828,014	1,175,389

Gross Profit	168,813	465,844

General and Administrative Expenses	198,494	98,459

Research and Development	10,044	283,969

	208,538	382,428

Income (Loss) Before Other Income (Expenses)	(39,725)	83,416

Other Income (Expenses)
Interest expense	(38,165)	(68,860)

Interest expense – Fully amortized discount due to conversion of debt	(53,186)	-

	(91,351)	(68,860)

(Loss) Income Before Provision for Income taxes	(131,076)	14,556

Provision(Benefit) for Income Taxes	(38,821)	2,500

Net (Loss) Income	$(92,255)	$12,056

Earnings Per Common Share
Basic	$(0.00)	$(0.00)

Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Basic	54,449,559	45,940,902

Diluted	54,449,559	48,260,902

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Statements of Changes in Stockholders' Equity (Deficit)
For the three months end March 31, 2012  (unaudited)

	Common Stock		Subscription	Additional	Retained Earnings	Stockholders' Equity
	Shares		Receivable	Paid-In Capital	(Deficit)	(Deficit)

Balance - December 31, 2011	52,521,684	$52,522	$(170,800)	$494,487	$(385,270)	$(9,061)

Payment received for stock subscription			170,800			170,800
Common stock issued for cash	300,000	300		29,700	-	30,000
Common stock issued for services - BOD	12,000	12		1,188		1,200
Common stock issued for services - employees	57,144	57		9,943		10,000
Common stock issued for conversion of convertible Notes payable	2,000,000	2,000		248,000		250,000
Dividends for convertible preferred stock					(20,860)	(20,860)
Net (Loss)					(92,255)	(92,255)

Balance - March 31, 2012	54,890,828	$54,891	$-	$783,318	$(498,385)	$339,824

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net (Loss) income	$(92,255)	$12,056
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Amortization of discount on convertible notes payable	55,269	7,380
Common stock issued for services	11,200	7,500
Deferred Income tax	(40,800)

Change in operating assets and liabilities
(Increase) decrease in:
Receivable due from factor	(91,796)	(39,903)
Prepaid expenses and other current assets	(14,856)	154,924
Increase (decrease) in:
Accounts payable and accrued expenses	(7,249)	(1,315)

	(180,487)	140,642

Cash Flows from Investing Activities
Payment received from note receivable – related party	2,521	-
Issuance of loan to vendor	(232,420)	-

	(229,899)	-
Cash Flows from Financing Activities
Proceeds from Issuance of common stock	30,000	-
Proceeds from convertible notes payable	-	200,000
Proceeds from convertible notes payable - related party	-	20,000
Payment for convertible notes payable	(170,600)	-
Collection of stock subscription receivable	170,800	-

	30,200	220,000

Net Increase (Decrease) in Cash and Cash Equivalents	(380,186)	360,642

Cash and Cash Equivalents - Beginning	467,505	171,898

Cash and Cash Equivalents - End	$87,319	$532,540

Supplemental Disclosures of Cash Flow Information
Cash Paid:
Income Taxes	$-	$-
Interest	$36,082	$61,480
Noncash financing and investing activities:
Conversion of note payable for common stock	$250,000	$-
Discount on convertible note payable	$-	$25,000
Accrued Preferred Dividend payable	$20,860	$-
Common stock issued for services	$11,200	$7,500

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Condensed Notes to Financial Statements
For the three months ended March 31, 2012

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements of ScripsAmerica, Inc. and related notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2011 filed with the SEC on Mach 22, 2012.  Certain information and note disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

SCRIPSAMERICA, INC.
Condensed Notes to Financial Statements
For the three months ended March 31, 2012

c.
Research and Development - Expenditures for research and development associated with contract research and development provided by third parties are expensed as operating expenses, as incurred. The Company had charges of $10,044 and $283,969 for research and development expenses for the three months ended March 31, 2012 and 2011, respectively.

d.
Receivable Due From Factor - Accounts receivable are stated at estimated net realizable value and net of accounts receivable sold subject to charge-back.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. The Company has entered into an accounts receivable factoring facility agreement but as of March 31, 2012 and December 31, 2011, there were no receivables sold to a factor.

e.
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

f.
Stock-Based Compensation – The Company adopted FASB ASC No. 718  “Share-Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as determined by the board of directors since our stock is not publicly traded and the volume is immaterial.  As of March 31, 2012 the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

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

SCRIPSAMERICA, INC.
Condensed Notes to Financial Statements
For the three months ended March 31, 2012

g.
 Earnings Per Share -    Basic net income per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants and convertible notes payable. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive.  As of March 31, 2011, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants convertible into 478,440 shares and notes payable convertible into 2,037,600 shares of common stock.

h.
Recent Accounting Pronouncements – Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3 -	Loan Receivable - Vendor

During the three months ended March 31, 2012, the Company loaned an additional $232,420 to Marlex Pharmaceuticals Inc., our contract packager.  The amount is unsecured, non-interest bearing and has no stipulated repayment terms as the loan was made pursuant to a verbal agreement.  Although there is no written contract for this loan, the Company considers this to be a current asset based on assurances from the management of Marlex Pharmaceuticals that the loan would be repaid within twelve months and Marlex’s abilitiy to pay its debt.

4 -	Convertible Notes Payable

On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $100,000 convertible note payable, leaving a balance of $14,700. By mutual consent the maturity date was also extended from November 23, 2012 to April 30, 2013 and the interest rate was decreased from 2% per month to 1% per month.

On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $200,000 convertible note payable, leaving a balance of $114,700. By mutual consent the maturity date was also extend from November 23, 2012 to April 30, 2013 and the interest rate was decreased from 2% per month to 1% per month.

Also on March 12, 2012 the holder of the two other convertible notes, totaling $300,000, agreed to extend the maturity dates of these notes to April 30, 2013 and also agreed to reduce the interest rate from 2% per month to 1% per month.

The principal portion of these convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

Interest expense associated with these notes for the three months ended March 31, 2012 and 2011, was $24,721 and $30,000, respectively.

SCRIPSAMERICA, INC.
Condensed Notes to Financial Statements
For the three months ended March 31, 2012

On March 12, 2012, the holders of a $250,000 long-term convertible note payable elected to convert the convertible note payable into 2,000,000 shares of the Company’s common stock.  At the time of conversion the Company changed the conversion price from $0.25 per share to $0.125 per share of common stock resulting in an additional million shares being issued per the original loan agreement.   At the time of the conversion the fair value of the Company’s stock was below the revised $0.125 conversion price, consequently the Company did not have to record any extra expense for this beneficial conversion feature.  This reduction price change for this conversion was not offered on any other convertible debt which the Company holds.  Upon conversion, the Company fully amortized the debt discount of $53,186 associated with this note. A $53,186 royalty liability associated with this note was recorded at March 31, 2012 and December 31, 2011.  (See note 7 for details on the royalty payments).

Interest expense, including the amortization above associated with these notes for the three months ended March 31, 2012 and 2011, was $64,436 and $0, respectively.

5 -	Notes Payable - Related Parties

In March 2012, the Company and the lenders, who are the Company’s president and CEO and a company owned by the CEO, mutually agreed to extend the maturity date of these notes to April 30, 2013 and to reduce the monthly interest rate from 2% per month to 1% per month effective October 1, 2012.

Interest expense associated with these notes for the three months ended March 31, 2012 and 2011, was $4,800 and $3,600, respectively.

6 -	Stockholders’ Equity (Deficit)

Convertible Preferred Stock classified as Derivative Liability

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to one investor.  The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions:  (a) 8% dividend (appropriately adjusted to reflect any stock splits), the dividends shall accrue and be paid on March 31, June 30, September 30 and December 31. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744).  (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion.  The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issues non-exempted common shares at a price below $.1744. At March 31, 2012 these convertible preferred stock shares can be converted into 5,980,504 shares of the Company’s common stock (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing.  (f) Defined, Non-Exempt Issuances are all issuances except those issued to employees, directors or consultants or advisors if the issuance is approved by the Board.  During the current quarter, non – exempt sales of common stock and conversions of debt into common stock occurred at prices below $0.1744.  The Series A Preferred Stock holder has waived his rights to adjust his conversion price regarding these transactions and, accordingly, no adjustment is required.

SCRIPSAMERICA, INC.
Condensed Notes to Financial Statements
For the three months ended March 31, 2012

The Company has determined that the Series A convertible preferred stock has the characteristics of a derivative instrument due to the fact that the conversion price is indexed to the Company’s own stock. The Company has determined that there is no change in the fair value of the derivative liability and no income or expense should be recorded to earnings during three months period ended March 31, 2012.

Because this Series A Preferred Stock is considered a derivative liability and was not recorded in the Shareholders' Equity section of our balance sheet, but rather is shown as a liability in the balance sheet per SEC rules and regulations.  Because we also had a loss for 2011 and we have a retained deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability. We had  stockholders’ equity of $339,824 at March 31, 2012, but we did not record net income for the three months ended March 31, 2012. Unless we generate net income in 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet.  We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid

Common Stock

The Company issued 300,000 restricted shares of common stock for cash proceeds of $30,000 during the three month period ended March 31, 2012.

In March 2012, the Company received payment for balance of the outstanding common stock receivable, $170,800. The sales of these shares were initially recorded as a stock subscription receivable, contra equity account, to the equity section of the balance sheet in April 2011.

The Company issued 12,000 restricted shares of its common stock in connection with services provided by members of the board of directors during the three months period ended March 31, 2012. The Company recorded an expense of $1,200 for the three months ended March 31, 2012.

The Company issued 57,144 restricted shares of its common stock to the Company’s President and CEO for payment of his salary in lieu of a cash compensation payments for services rendered during the three months period ended March 31, 2012. These services were valued at $10,000 and the Company recorded an expense of $10,000 for the three months ended March 31, 2012.

On March 12, 2012, the holders of a long-term note payable in the amount of $250,000 elected to convert the convertible note payable into 2,000,000 shares of the Company’s common stock.  See note 4 for additional details

7-	Commitments and Contingencies

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with a contract packager and labeler for orally disintegrating tablets.  The total value of this contract is $935,000.   The Company has paid a total of $935,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of December 30, 2011.  The project was completed during the current quarter leaving a balance of $190,778 at March 31, 2012 and December 31, 2011..  Upon the commencement of product shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis. The Company anticipates launching this orally disintegrating tablet in the third fiscal quarter of 2012. The $200,000 deposit will be applied towards future royalty payments.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see footnote 4 for details) are still entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets.  The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party.

SCRIPSAMERICA, INC.
Condensed Notes to Financial Statements
For the three months ended March 31, 2012

8-	Line of Credit

On October 19, 2011, the Company was approved for a line of credit from Wells Fargo Bank. This line of credit will allow the Company to borrow up to a maximum of $70,000, at an interest rate of prime plus 1% through June 30, 2012, and prime plus 6.25% annually after June 30, 2012.  The note is secured by personal guarantee from the Company’s CEO.  During the three months ended March 31, 2012, the Company did borrow funds ranging from $10,000 to $65,000 but these borrowings were paid in full as of March 31, 2012.   Consequently there was no outstanding balance related to this line of credit.  The Company incurred interest expense of $368, related to this line, which was included in the statement of operations for the three months ended March 31, 2012.

9 -	Concentrations

The Company purchased 100% of its product packaging from one supplier during the three months period ended March 31, 2012 and 2011.  A disruption in the availability of product packaging from this supplier would cause a possible loss of sales, which would affect operating results adversely.

The Company derived approximately $850,400 or 85% and approximately $1,641,000 or 100%, of its revenue from one customer during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, one customer accounted for approximately $270,000, or 91% of the Company’s accounts receivable.

10 -	Subsequent Events

On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 1%, payable quarterly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 1, 2015.  The principal portion of the notes can be converted into common stock at any time during the term of the loan at the rate of $.25 per share at the option of the lender.  The note can be extended by mutual consent of the lender and the Company.  In addition, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012.  Collateral for this loan included 200,000 shares of the Company’s common stock.

On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable.  The note provides for interest only payments of 2%, payable monthly until March 14, 2013 and 1% monthly thereafter, in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 7, 2013.  The principal portion of the notes can be converted into common stock at any time during the term of the loan at the rate of $.25 per share at the option of the lender.  The note can be extended by mutual consent of the lender and the Company.  In addition, the Company shall pay to the lender a royalty ranging from 2.6% to 3.5% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012.  Collateral for this loan included 1,400,000 shares of the Company’s common stock.

In April 2012, the Company issued 20,000 restricted shares of its common stock in connection with services provided by members of the board of directors.

In May 2012, the Company issued 28,572 restricted shares of its common stock to the Company’s President and CEO for payment of his salary in lieu of a cash compensation payments for services rendered during the month of April. These services were valued at $5,000.

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

Overview

We are ScripsAmerica, Inc., and we were incorporated in the State of Delaware on May 12, 2008.  We are a healthcare services company focused on efficient supply chain management, from strategic sourcing to delivering niche generic pharmaceuticals to market.  We are primarily engage in sale of generic pharmaceutical drugs through our main customer, McKesson Corporation (“McKesson”), the largest pharmaceutical distributor in North America, to a wide range of end users across the health care industry, including physicians’ offices, retail pharmacies, long-term care sites, hospitals, and government and home care agencies, located throughout the United States.  Current therapeutic categories include pain, arthritis, prenatal, urinary, and hormonal replacement drugs.  We use a single vendor, Marlex Pharmaceuticals, Inc., for our packaging, distribution, warehouse and customer service needs.

The United States constitutes the largest market in the world for generic pharmaceuticals, and its aging population represents a key driver for the growth of the global pharmaceuticals and domestic consumer products markets.  Competitive pressures among U.S. generics providers are continuing to increase as a result of the number of new market entrants growing faster than the generics market as a whole, leading to cost competition on the manufacturing side and squeezed profit margins.  On the sales side, generics prices are eroding due to low-cost suppliers from India and China capturing market share, as well as the success of health insurers and health maintenance organizations in negotiating lower reimbursement rates.  Finally, large direct purchase customers such as chain drugstores demand product variety and reliability of supply that allows them to lower their inventory levels. We compete in the current environment by providing a low cost system of broad-based marketing, sales, and distribution capabilities for generics, branded pharmaceuticals, over the counter medicines, vitamins, and nutraceuticals.   A significant percentage of the Company’s sales are to one customer, McKesson.  For the year ended December 31, 2011 and the three months ended March 31, 2012, McKesson accounted for 83% and 75% of our sales, respectively, and Cardinal Health, Curtis Pharmaceuticals and the United States Veterans Administration (“VA”) accounted for 14% and 25% of our sales, respectively.   The Company expects sales during 2012 will be similarly concentrated, with McKesson accounting for approximately 75% to 85% of the total sales.

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

In March 2010, we entered into a product development, manufacturing and supply agreement with our contract supplier, Marlex Pharmaceuticals Inc., which develops generic drug products.  Under this agreement, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for OTC products.  We have committed to investing approximately $935,000 with Marlex Pharmaceuticals Inc. for the cost of developing these rapidly dissolving tablets.  We completed the development of these rapid melt products in the first quarter of 2012.  The development costs consisted of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyze and validate the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000).   However, we estimate that we will need approximately $1.5 million of incremental funding for expenses required to launch these products.  The funding for launching the rapid melt products will have to come from the sale of equity securities, preferred and/or common stock securities.

The Drug Efficacy Study Implementation (“DESI”) Program was a program begun by the FDA in the 1960s based on the requirement of the Kefauver-Harris Drug Control Act that all drugs be efficacious as well as safe. The DESI program was intended to classify all pre-1962 drugs that were already on the market as either effective, ineffective, or needing further study. According to the U.S. Department of Health and Human Services drug efficacy study (http://www7.nationalacademies.org/archives/drugefficacy.html) and The Annals of Pharmacotherapy (Vol.39, No.7, pp.1260-1264),, to date, DESI has evaluated over 3,000 separate products and over 16,000 therapeutic claims. By 1984, final action had been completed on 3,443 products; of these, 2,225 (64.6%) were found to be effective, 1,051 (30.5%) were found not effective, and 167 (4.9%) were pending.  Once a DESI drug has been FDA approved and granted market exclusivity, the applicant will have the right to be the single source producer of the drug and control market supply and pricing.

We have identified Compound SA 1022, a non-steroidal anti-inflammatory drug, as our initial drug candidate for the DESI program approval. We estimate that the Company will need to raise approximately $2.0 million to $3.0 million for clinical trials to obtain FDA approval of Compound SA 1022 under the DESI program.  This funding is also expected to come from the sale of equity securities, preferred and/or common stock securities.  We met with the FDA on August 9, 2011 to determine what must be submitted in order to gain approval by the FDA for Compound SA1022.  The FDA discussed with us what kind of clinical trials and safety data we would need to submit for Compound SA 1022 based on whether we would use it for acute pain (an OTC use) or chronic pain (a prescription use).  We received a written summary of the meeting from the FDA on September 9, 2011.    We are meeting with our consultants, advisors and legal staff to draft a response to the FDA meeting minutes. We will be requesting clarification from the FDA in regard to their requirements to get approval for Compound SA 1022, in particular the clinical testing requirements/studies, because there are conflicts in the FDA’s position on this issue. On January 13, 2012 we submitted a proposal to the FDA outlining the steps we intended to take in order to move the approval process forward. As of May 11, 2012 we are awaiting a response from the FDA.

We also plan for an acquisition of a pharmaceutical packager and distributor and management estimates we will require approximately $2.5 million of investment capital which we expect to raise from the sale of equity securities, preferred and/or common stock securities.

Management believes that, based on anticipated level of sales, the Company can fund its current operational expenses for the next twelve months but if we are to achieve our four new objectives for sales and profit growth described above we will need to raise approximately $9 million to $12 million.  Funding is expected to come from the sale of equity securities, preferred and/or common stock securities. We may not be able to accomplish our four objectives and obtain the necessary financing within the next twelve months.

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

Description of Expenses
Our expenses include the following: (a) Costs of Goods sold (the Company purchases all its product form suppliers at various contracted prices and does not own or maintain any inventory. Upon shipment of product the Company is charged the contracted price. The Company may finance the purchases of product sold based on confirmed purchase orders via a revolving finance agreement); (b) Costs of services, which consists primarily of salaries and contracted professional fees for various consultants used in management for the Company; (c) Marketing costs associated with contracts and selling product; (d) General administrative costs, which consists of overhead expenses, such as travel, telecommunications and office expenses; (e) Interest expenses mainly related to our factoring and facility agreement and convertible debt; and (f) Research and development cost associated with the development of new product delivery forms.

Results of Operations

Results for the three month period ended March 31, 2012 versus the three month period ended March 31, 2011

	2012		2011		$ Change
Product sales - net	$996,800	100%	$1,641,200	100%	$(644,400)
Cost of Goods Sold	828,000	83%	1,175,400	72%	(347,400)
Gross Profit	168,800	17%	465,800	28%	(297,000)
Operating Costs and Expenses:
General and Administrative	198,500	20%	98,500	6%	100,000
Research and Development	10,000	1%	283,900	17%	(273,900)
Total Operating expenses	208,500	21%	382,400	23%	(173,900)
Total Other Income / (expenses)	(91,400)	-9%	(68,900)	-4%	(22,500)
Income (Loss) before taxes	(131,100)	-13%	14,500	6%	(145,600)
Tax Expense (benefit)	(38,800)	-4%	2,500	0%	(41,300)
Net (Loss) Income	$(92,300)	-9%	$12,000	1%	$(104,300)

The majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the three months ended March 31, 2012 the Company generated net product sales of approximately $996,800 as compared to net product sales of approximately $1,641,200 for the three month period ended March 31, 2011, a decrease of approximately $644,400, or 39.3%.  The decline in sales versus the same three month period a year ago was mainly a result of the completion of a supply agreement with the VA at the end of 2011.  The VA delayed the renewing a new supply contract which impacted first quarter sales in 2012. The Company expects a new supply contract will be executed by end of the second quarter 2012 and sales will return to our expected levels.

For the three months ended March 31, 2012, McKesson accounted for 85% of our net product sales (100% for net product sales in 2011) and Cardinal Health, and Curtis Pharmaceuticals accounted for 15% of our net product sales.

Product Sales:  The following table sets forth selected statement of operations data as a percentage of gross sales for the three month period ended March 31, 2012 and 2011.

Products sold	2012	% to total	2011	% to total
Prescription drug products	$688,100	61%	$1,427,200	85%
OTC & non prescription products	440,000	39%	251,00	15%
Gross Sales	1,128,000	100%	1,679,100	100%
Discounts / Charge backs	(131,300)	13%	(37,900)	2%
Net Sales	$996,800		$1,641,200

Gross Profit:  Gross profit for the three month period ended March 31, 2012 was approximately $168,800, which was 17% of our net sales.  This was a decline of approximately $297,000 from the same three month period in 2011 and was mainly due to the sales decline of approximately $644,400 from the same three month period a year ago.  The gross margin percentage also declined 11% mainly due to product mix changes that stemmed from our sales in OTC non-prescription products, which rose as a percentage of our total sales.

Operating Expenses

General and Administrative. For the three month period ended March 31, 2012, general and administrative expenses (“G&A”) increased approximately $100,000 to approximately $198,500 as compared to approximately $98,500 for the same three month period in 2011.  The significant increase in G&A expenses was mainly a result of an increase in (a) salaries and wages of approximately $25,000 and (b) costs associated with our marketing efforts to promote the Company within the industry sector of approximately $52,000.  Professional fees increased approximately $11,000, which consist mainly of legal and accounting fees, and various other office type expenses made up the balance of approximately $12,000 increases for general and administrative expenses.

Research and Development. The Company’s expenditures for research and development cost declined approximately $274,000, for the three month period ended March 31, 2012 compared to the same period in 2011.  The decline in our research and development costs was mainly attributed to the completion at the end of 2011of some our on-going research related to new product development.  Our research and development will continue in the second half of 2012.

Total Other Income and Expenses. Other income/expenses for the three month period ended March 31, 2012 increased approximately $22,500 from approximately $68,900 in the same three months in 2011 to approximately $91,400 for the three month period ended March 31, 2012.  This increase is mainly due to the amortization expense for the debt discount of $53,200 for the conversion of a $250,000 convertible note payable to common stock.  Interest expense associated with other debt declined approximately $30,700 because the Company no longer has any significant reliance on factoring our accounts receivable which carried a high interest rate.  The Company obtained a line of credit with a bank that carries a lower interest rate. The Company incurred no interest expense associated with our factoring fees for the three month period ended March 31, 2012 versus incurring approximately $30,480 for the same three month period in 2011.  Interest expense associated the our line of credit was only $368 for our first quarter 2012.  Our interest expense on our convertible notes payable was basically flat versus the same three month period except for the amortization of the debt discount associated with the conversion of a $250,000 note mention above.

Income taxes benefit. Total income taxes benefit for the three months ended March 31, 2012 was approximately $38,800 as compared to a tax expense was approximately $2,500 for the three months ended March 31, 2011, an increase of the tax benefit approximately $41,300, versus the same three month period a year ago. This tax benefit is a result of a net operating loss of approximately $119,900 for the three months ended March 31, 2012.

Net (Loss) Income Applicable to Common Shares. The Company recorded a loss of approximately $92,300 for the three month period ended March 31, 2012, as compared to a net income of approximately $12,000 for the same three month period a year ago, a decrease of approximately $104,300. This decline in net income is mainly due to a significant decrease in net sales of approximately $644,400 resulting in a decline in gross profit of approximately $297,000 over the same three month period in 2011 and the amortization expense of approximately $53,200 associated with the early conversion of a $250,000 note payable.  Offsetting the decline in the gross profit were decreases in research and development cost of approximately $273,900 and a decline in interest expense of approximately $30,700. The Company had an increase in general and administrative expense of approximately $100,000.  The Company did incur approximately $11,200 of non-cash expense for the issuance of stock for services during the three month period ended March 31, 2012. The income tax benefit increased approximately $41,300 compared to the same three month period in 2011. Earnings per common share were $0.00 for basic and diluted for the both three month period ended March 31, 2012, and 2011.

Liquidity and Capital Resources

Summary

At March 31, 2012, the Company had total current assets of approximately $1,812,000 and total current liabilities of approximately $123,000 resulting in working capital of approximately $1.7 million.  The Company's current assets consisted of approximately $87,000 in cash and cash equivalents, approximately $296,000 in receivables due from factor, approximately $1,285,000 due from our packaging / supplier and approximately $125,000 in prepaid expenses and deferred taxes.  Current liabilities at March 31, 2012 consist primarily of accounts payable and accrued expenses and dividends payable in the amount of approximately $70,000 and a royalty payable of approximately $53,200.

For the three months ended March 31, 2012, we mainly used funds from operations to support our operations and payoff some of our debt.   We were able to convert $250,000 of debt into equity, but we did not raise any significant cash via financing activities.

During the fiscal years 2011 and 2010, we met our liquidity needs primarily from financing activities. The Company raised approximately $1.5 million in cash via financing activity by: 1) selling preferred stock, raising approximately $1.0 million and 2) borrowing approximately $0.6 million through the sale of convertible notes.  The Company loaned a significant portion the cash raise from financing activity, approximately $1.1 million, to our packager / supplier in order to assure supply and shipping activities would not be interrupted.   The balance of funds were used to support a new product development and cover operational costs.

The following table summarizes our cash flows from operating investing and financing activities for the past three years:

	Three months 2012	Fiscal year 2011	Fiscal year 2010
Total cash provided by (used in):
Operating activities	(180,000)	(106,000)	(186,000)
Investing activities	(230,000)	(1,050,,000)	(4,000)
Financing activities	30,000	1,452,000	362,000
Increase (decrease) in cash and cash equivalents	(380,000)	296,000	172,000

Management believes that, based on the anticipated level of sales, estimated to be approximately $6.5 to $8.0 million for 2012, and no significant increase in operational expense as compared to the 2011 fiscal year spending of approximately $1.6 million, the Company can fund its current operational expenses for fiscal year 2012.   Our gross profit margin is expected to continue to be in the range of approximately 25% and our outlays of cash for general and administrative costs are expected to be in the range of 5% to 7% of net sales. Current Research and Development costs are almost complete and any incremental spending in the R & D area will be funded from additional funds raised via equity instruments, as described below.   To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for payment of our debt obligations. The Company negotiated an extension to April 30, 2013 of all debt due to mature in 2012. Additionally management negotiated the conversion of $250,000 of long term notes into 2,000,000 shares of common stock. However, should the sales decline significantly, profits will decline and additional funding will be required and the Company can provide no guarantee that the funding will be realized.

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

In March 2010, we entered into a product development, packaging and supply agreement with our current packaging supplier, Marlex Pharmaceuticals Inc., which develops and packages generic drug products. Under this agreement, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for a OTC product. The Company has committed invested $935,000 with Marlex Pharmaceuticals Inc. for the cost of developing these rapidly dissolving tablets.  The Company completed the development of these rapid melt products in the first quarter of 2012. The development costs consisted of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyze and validate the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000). However, the Company estimates that it will need approximately $1.5 million of incremental funding for expenses required to launch these products. The funding for launching the rapid melt products will have to come from the sale of equity securities.

We are in the process of selecting our initial drug candidate for the DESI program approval. We estimate that the Company will need to raise approximately $2.0 million to $3.0 million for clinical trials to obtain FDA approval of our initial drug candidate under the DESI program. This funding is also expected to come from the sale of equity securities, preferred and/or common stock securities.

The Company also plans for an acquisition of a pharmaceutical packager and distributor and management estimates it will require approximately $2.5 million of investment capital which the Company expects to raise from the sale of equity securities, preferred and/or common stock securities.

To reduce costs from manufacturers, thus improving our gross profit, the Company plans include the acquisition of a pharmaceutical manufacturer which management estimates it will require approximately $7.0 million of investment capital, which the Company expects to raise form the sale of equity securities, preferred and /or common stock securities.

If the Company is to achieve its four new objectives for sales and profit growth described above the Company will need to raise approximately $9 million to $12 million. The Company does not expect to have any excess cash from operations to adequately fund these expansion programs and current sales growth and operational profits will not be nearly enough to support these expansion programs. So funding is expected to come from the sale of equity securities, preferred and/or common stock securities.

In October 2011 the Company received $250,000 for a promissory convertible note payable.  The proceeds were used to fund the product development for pain relief disintegrating rapidly dissolving 80mg and 160mg tablets.  This note was converted into 2,000,000 shares of the Company’s common stock on March 12, 2012 at $0.125 per share.  The Company recorded an expense of $53,186 at the time of the conversion for the debt discount associated with the original issuance of this converted note.  The holders of this converted note are entitled to a royalty of 4% on all sales of a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets from January 1, 2012 on until/unless the product line of these rapidly dissolving tables are sold to a third party. A royalty liability also associated with this note of $53,186 remains on the balance sheet until the Company incurs royalty expense of $53,186.  The Company expects to start shipments of these products sometime in our fiscal third quarter 2012 that is when royalty payments are schedule to begin.

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

On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 1%, payable quarterly in cash, or common stock of the Company valued at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity, which is November 1, 2015.  The principal portion of the notes can be converted, at the option of the holder, into common stock at any time during the term of the loan at the rate of $.25 per share.  The note can be extended by mutual consent of the lender and the Company.  In addition, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012.  Collateral for this loan included 200,000 shares of the Company’s common stock.

On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable.  The note provides for interest only payments of 2%, payable monthly until March 14, 2013 and 1% monthly thereafter, in cash, or common stock of the Company valued at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity, which is November 7, 2013.  The principal portion of the notes can be converted, at the option of the holder, into common stock at any time during the term of the loan at the rate of $0.25 per share.  The note can be extended by mutual consent of the lender and the Company.  In addition, the Company shall pay to the lender a royalty ranging from 2.6% to 3.5% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies.  Payments for royalty will be paid quarterly commencing December 31, 2012.  Collateral for this loan also included 1,400,000 shares of the Company’s common stock.

These funding efforts will proceed unabated but the Company can provide no guarantee that the funding will be realized.

Operating Activities

Net cash used by operating activities was approximately $180,000 for the three month period ended March 31, 2012, as compared to cash generated by opening activities of approximately $141,000 for the three month period ended March 31, 2011, a decrease in cash generated by operations of approximately $321,000. This decrease in  cash generated by operations for the three month period ended March 31, 2012 as compared to the same three month period in  2011 is mainly a result of a significant decline in our net sales of approximately $644,400, resulting in the gross profit decline of approximately $297,000.  As a result, cash generated from operations decreased approximately $67,000 for the three month period ended March 31, 2012 as compared to cash generated from operations for the same period in 2011 of approximately $27,000, a decrease of approximately $94,000.  The other declines in cash generated from operations are a result of the following:  (i) prepaid expense increased approximately $15,000 for the three month period ended 2012 as compared to a reduction in prepared expenses during the same period in 2011 of approximately $155,000, for an increase of approximately $170,000; (ii) accounts receivable also increased approximately $92,000 for the fiscal first quarter 2012 as compared an increase of approximately $40,000 for the same period in 2011, for a decline of approximately $52,000; and (iii) accounts payable declined approximately $7,000 for the three month period ended March 31, 2012, as compared to a decline of approximately $1,000 versus the prior year for an increase of approximately $6,000.

Investing Activities

For the three month period ended March 31, 2012, the Company used approximately $232,000 for the issuance of a note receivable to our contract / packager supplier to help support there operational costs and for the three month period ended March 31, 2011 there was no cash used in investing activities.

Financing Activities

Net cash provided by financing activities was approximately $30,000 for three month period ended March 31, 2012 compared to approximately $220,000 for the same three month period in 2011, a decline of approximately $190,000. The decrease in cash provided by financing activities was mainly due to: (a) the Company paying down the balance on two convertible notes payable in the amount of $170,600, (b) the Company receiving the cash balance of $170,800 for subscription receivable, and (c) the Company selling shares of common stock in the amount of $30,000.   In three month period ended March 31, 2011, the Company raised $220,000 from the issuance of convertible notes payable, of which $20,000 was from a related party.

The following is a listing of our current financing.

On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 1%, payable quarterly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 1, 2015.  The principal portion of the notes can be converted, at the option of the holder, into common stock at any time during the term of the loan at the rate of $0.25 per share.  The note can be extended by mutual consent of the lender and the Company.  In addition, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies.  Payments for royalty will be paid quarterly commencing December 31, 2012.  Collateral for this loan included 200,000 shares of the Company’s common stock.

On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable.  The note provides for interest only payments of 2%, payable monthly until March 14, 2013 and 1% monthly thereafter, in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 7, 2013.  The principal portion of the notes can be converted, at the option of the holder, into common stock at any time during the term of the loan at the rate of $0.25 per share.  The note can be extended by mutual consent of the lender and the Company.  In addition, the Company shall pay to the lender a royalty ranging from 2.6% to 3.5% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies.  Payments for royalty will be paid quarterly commencing December 31, 2012.  Collateral for this loan included 1,400,000 shares of the Company’s common stock.

On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $100,000 convertible note payable, leaving a balance of $14,700. By mutual consent the maturity date was also extend from November 23, 2012 to April 30, 2013 and the interest rate was decreased from 2% per month to 1% per month.  $85,000 of this note was classified in the balance sheet as current in the December 31, 2011 balance.

On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $200,000 convertible note payable, leaving a balance of $114,700. By mutual consent the maturity date was also extend from November 23, 2012 to April 30, 2013 and the interest rate was decreased from 2% per month to 1% per month.  $85,000 of this note was classified in the balance sheet as current in the December 31, 2011 balance.

On March 12, 2012 the holder of the two other convertible notes, totaling $300,000, agreed to extend the maturity dates of these notes to April 30, 2013 and also agreed to reduce the interest rate from 2% per month to 1% per month.

The principal portion of these convertible notes can be converted, at the option of the holder, into common stock at any time at the rate of $0.25 per share.

On March 12, 2012, the holders of a long-term convertible note in the amount of $250,000 elected to convert the note into 2,000,000 shares of the Company’s common stock.  At the time of conversion the Company changed the conversion price from $0.25 per share to $0.125 per share of common stock, resulting in an additional 1,000,000 shares being issued than was provided under the original loan agreement.   At the time of the conversion the fair value of the Company’s stock was below the revised $0.125 conversion price.  Consequently the Company did not have to record any extra expense for this beneficial conversion feature.  This reduction in the conversion price was not offered on any other outstanding convertible notes payable issued by the Company.

During the fiscal year 2011, the Company received cash and issued convertible promissory notes payable as follows: (a) two $100,000 promissory notes payable, aggregating $200,000, with a maturity date of February 14, 2012, (b) one $200,000 promissory note with a maturity date of April 11, 2012 and (c) one $14,000 promissory note with a maturity date of February 14, 2012, which was subsequently paid in full in June 2011.   The funds from these notes were used exclusively for the Company’s purchase orders. All these notes provide for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity.  The principal portion of these notes can be converted, at the option of the holders, into common stock at any time during the one year term at the rate of $0.25 per share.  All the notes can be extended by mutual consent of the holder and the Company.  In March 2012 the Company prepaid the sum of $85,000 to a holder of a $200,000 convertible note payable, leaving a balance of $115,000.  The maturity date of the balance of this note was extended to April 11, 2013.

In October 2011 the company received $250,000 for a promissory convertible note payable.  The proceeds will be used to fund the product development for pain relief disintegrating rapidly dissolving 80mg and 160mg tablets.  The notes provides for interest only payments of 1%, payable monthly in cash or common stock of the Company at $0.25 per share, at the option of the lender which was later changed to $0.125 per share when converted on March 12, 2012.  This note was converted into 2,000,000 shares of the Company’s common stock on March 12, 2012.  In addition, the Company shall pay to the lender a royalty of 4% on all sales of a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets from January 1, 2012 on until/unless the product line of these rapidly dissolving tables are sold to a third party. Payments are schedule to begin quarterly after September 30, 2012.

During fiscal year 2010, the Company issued three one year $100,000 promissory notes payable, aggregating $300,000.  In June of 2011, the Company paid in full $100,000 for one of the three notes that were issued in 2010. In November 2011 the two remaining $100,000 notes were extended for one year by mutual consent, their new maturity dates are November 23, 2012 and January 4, 2013.  The terms of the monthly interest rate was reduced from 2% to 1% payable monthly in cash or common stock of the Company at $0.25 per share, at the option of the lender.  The proceeds from these notes were used exclusively for the Company’s purchase orders. These original notes provided for interest only payments of 2%, payable monthly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the notes until maturity.  The principal portion of the notes can be converted, at the option of the holders, into common stock at any time during the one year term at the rate of $0.25 per share.  The notes can be extended by mutual consent of the lender and the Company.   In March 2012, the Company prepaid the sum of $85,000 to a holder of a $100,000 convertible note payable, leaving a balance of $15,000.  The maturity date of the balance of this note was also extended until April 30, 2013.

Interest expense associated with these notes for the years ended December 31, 2011 and 2010, was $131,715 and $7,494, respectively. Additionally, the Company issued to the note holder a total of 168,080 shares of common stock, 100,000 shares in 2011 and 68,080 shares in 2010.  These shares of common stock were valued at $0.25 per share and are being amortized over the life of the notes.  Total value assigned to these shares was $42,020 and $25,000 for the 2011 shares, respectively, and $17,020 for the 2010 shares, of which $37,537 has been amortized as interest expense in fiscal year 2011 and $2,400 was expensed in fiscal year 2010. The unamortized discount on these notes as of December 31, 2011 and 2010 was $2,083 and $14,620, respectively.

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to one investor (The net cash received was $912,369, $130,631 was incurred for legal fees and other fees which was a charge to additional paid in capital). The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and be paid on March 31, June 30, September 30 and December 31.   The Company accounted for the Series A Preferred Stock that we issued on April 1, 2011 as a derivative liability, the $1,043,000 invested in such Series A Preferred Stock was not recorded in the Shareholders' Equity section of our balance sheet, but rather is shown as a liability per the accounting regulations.  Consequently, for the year ended December 31, 2011, we had a stockholders’ deficit of$385,270 (rather than stockholders’ equity of $1,033,939 if not for accounting regulation this investment would have been recorded in the Shareholders’ Equity section of the balance sheet).  Because we also had a loss for 2011 and we have a retained deficit on our balance, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability.  Unless we have a profit in 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet.  We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid. (b) preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744). (c) voting rights – one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issue non-exempted common shares at a price below $.1744. (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing. (f) defined, non-exempt issuances are all issuances except those issued to employees, directors or consultants or advisors if the issuance is approved by the Board.  During the current quarter, non – exempt sales of common stock and conversions of debt into common stock occurred at prices below $0.1744.  The Series A Preferred Stock holder has waived his rights to adjust his conversion price regarding these transactions and, accordingly, no adjustment is required.

Commitments and Concentrations

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with a contract packager and labeler for orally disintegrating tablets.  The total value of this contract is $935,000.  The Company has paid a total of $935,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of March 31, 2012 and December 30, 2011. The project was completed during the current quarter leaving a balance of $190,778 at March 31, 2012 and December 31, 2011 will be used for new product development projects in 2012.  Upon the commencement of product shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis. The Company anticipates launching this orally disintegrating tablet in the third fiscal quarter of 2012. The $200,000 deposit will be applied towards this royalty payment.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock are still entitled to a 4% royalty for upon the commencement of the shipment of a new Acetaminophen product developed by the Company for a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets, per a non-current convertible notes payable agreement.   All sales of the rapidly dissolving 80mg and 160mg tablets will be subject to this 4% royalty beginning January 1, 2012, and the Company expects the royalty payments to begin after the third quarter of 2012.  The Company anticipates the launch of these rapidly dissolving tablets sometime in the third quarter of 2012.  The royalty payments to the note holders have no minimum guarantee amounts and royalty payments will end only if and when the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets are sold to a third party.

The holder of a $50,000 convertible note payable issued by the Company on May 1, 2012 to a related party is entitled to royalty payments as follows:  The Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies.  Payments for royalty will be paid quarterly commencing December 31, 2012.  Collateral for this loan  included 200,000 shares of the Company’s common stock.

The holders of a $320,000 convertible note payable issued by the Company on May 7, 2012 is entitled to royalty payments as follows:   The Company shall pay to the lender a royalty ranging from 2.6% to 3.5% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies.  Payments for royalty will be paid quarterly commencing December 31, 2012.  Collateral for this loan included 1,400,000 shares of the Company’s common stock

The Company purchased 100% of its package product from one supplier for the three month period ended March 31, 2012 and during the years ended December 31, 2011 and 2010. A disruption in the availability of package product from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $850,400, or 85%, and approximately $1,641,000, or 100%, of its revenue from one customer during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, one customer accounted for approximately $270,000, or 91% of the Company’s accounts receivable.  As of December 31, 2011, one customer accounted for approximately $204,640, or 100% of the Company’s accounts receivable.

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

(a)    Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective.

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

On March 12, 2012, the holders of a long-term note payable in the amount of $250,000 elected to convert the convertible note payable into 2,000,000 shares of the Company’s common stock. At the time of conversion the Company changed the conversion price from $0.25 per share to $0.125 per share of common stock resulting in an additional 1,000,0000 million shares being issued per the original loan agreement. At the time of the conversion the fair value of the Company stock was below the revised $0.125 conversion price, consequently the Company did not have to record any extra expense for this beneficial conversion feature. This reduced price change for this conversion was not offered on any other convertible debt which the Company has issued.

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

On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 1%, payable quarterly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 1, 2015.  The principal portion of the notes can be converted, at the option of the holder, into common stock at any time during the term of the loan at the rate of $0.25 per share.  The note can be extended by mutual consent of the holder and the Company.  In addition, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies.  Payments for royalty will be paid quarterly commencing December 31, 2012.  Collateral for this loan included 200,000 shares of the Company’s common stock.

On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable.  The note provides for interest only payments of 2%, payable monthly until March 14, 2013 and 1% monthly thereafter, in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 7, 2013.  The principal portion of the notes can be converted, at the option of the holder, into common stock at any time during the term of the loan at the rate of $0.25 per share.  The note can be extended by mutual consent of the holder and the Company.  In addition, the Company shall pay to the lender a royalty ranging from 2.6% to 3.5% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies.  Payments for royalty will be paid quarterly commencing December 31, 2012.  Collateral for this loan included 1,400,000 shares of the Company’s common stock.

The convertible notes qualified for exemption under Section 4(2) of the Securities Act since the issuances by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.  The recipients of the convertible notes were accredited investors and/or existing security holders of the Company and acknowledged the restricted nature of the notes and/or common stock they acquired.  Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the above transactions.

In April 2012, the Company issued 20,000 restricted shares of its common stock in connection with services provided by members of the board of directors.

In May 2012, the Company issued 28,572 restricted shares of its common stock to the Company’s President and CEO for payment of his salary in lieu of cash compensation payments for services rendered during the month of April. These services were valued at $5,000.

The shares of the Company’s common stock issued to our outside directors and the Company’s Chief Executive Office qualified for an exemption under Section 4(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, the size of the offering, the manner of the offering and the number of shares offered.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISLCOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its

SCRIPSAMERICA, INC.

Dated: May 15, 2012
By: /s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

By: /s/ Jeffrey Andrews
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)