Form 10-Q/A
period 2012-03-31
ScripsAmerica, Inc.
filed 2012-08-01
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE: This Amendment No. 1 to the quarterly report on Form 10-Q of ScripsAmerica, Inc. (the “Company”) is being filed solely to amend the cover page of the original Form 10-Q filed by the Company on May 15, 2012 to indicate that the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

2

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.

Dated: August 1, 2012
By: /s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

By: /s/ Jeffrey Andrews
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

3