Form 10-Q/A
period 2012-03-30
ScripsAmerica, Inc.
filed 2012-08-14
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

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

Yes  ☐   No  ☒

As of May 10, 2012, the registrant had 54,939,400 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to the quarterly report on Form 10-Q/A (this “Amendment”) is being filed by ScripsAmerica, Inc. (the “Company”) to amend the Company’s unaudited financial statements for the three months ended March 31, 2012 and to clarify why the Company does not record its outstanding shares of Series A Preferred Stock in the Shareholders’ Equity section of the balance sheet. This Amendment replaces in its entirety the Form 10-Q that was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2012 (the “Original Form 10-Q”). The Company is filling this Amendment in order correct an error in the recording of a note payable on its balance sheet as of March 31, 2012. The Company had expensed as interest the amount attributed to debt discount upon the conversion of a convertible debt at its stated terms. This discount was a result of a bifurcated payable at the original date of the issuance of the convertible debt during the fourth quarter of 2011. The Company determined the bifurcated payable should have been evaluated and treated as part of the converted debt and the Company should have not recorded interest expense but should have reduced the payable. The Company also determined that its outstanding shares of Series A Preferred Stock has a liquidation preference which is outside of the Company’s control and, therefore, must be recorded as a non-equity item.

The effects on the financial statements in this Amendment are as follows:  (i) Interest expense will decrease $53,186 and the net loss will also decrease by the same amount; (ii) there will be a decrease in the royalty payable of $53,186; and (iii) retained deficit will decrease by $53,186. The Company’s cash flow statement and statement of stockholders’ deficit will reflect the changes to the net income and retained deficit. The Company has informed its prior independent auditor, REM Co. LLP and its current independent auditor Friedman LLP of the matters disclosed above.

This Amendment revises “Item 1. Financial Statements” (including the notes thereto) and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In connection with the filing of this Amendment and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, the Company includes with this Amendment certain currently dated certifications.

This Amendment speaks as of the filing date of the Original Form 10-Q, except for the changes noted above. Except as noted above, this Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-Q and does not modify or update in any way disclosures made in the Original Form 10-Q.

SCRIPSAMERICA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

SCRIPSAMERICA, INC.

Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$87,319	$467,505
Receivable due from factor	296,436	204,640
Loan receivable - vendor	1,285,056	1,052,636
Prepaid expenses and other current assets	61,156	46,300
Deferred tax asset	82,000	41,200
Total Current Assets	1,811,967	1,812,281
Other Assets
Notes receivable - related party - net	3,534	6,055
Deposits	200,000	200,000
Total Other Assets	203,534	206,055
TOTAL ASSETS	$2,015,501	$2,018,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$28,371	$35,620
Royalty payable	–	53,186
Preferred Stock dividends payable	41,720	20,860
Convertible notes payable	–	170,000
Total Current Liabilities	70,091	279,666
Non-Current Liabilities
Convertible notes payable - net of discount of $0 and $53,186, respectively	–	196,814
Convertible notes payable - related parties	80,000	80,000
Convertible notes payable - net of discount of $0 and $2,083, respectively	429,400	427,917
Total Non-Current Liabilities	509,400	704,731
Total Liabilities	579,491	984,397

Commitments and Contingencies	–	–
Series A Convertible preferred stock - derivative liability, $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding as of December 31, 2011	1,043,000	1,043,000

Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 150,000,000 shares authorized; 54,890,828 and 52,521,684 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	54,891	52,522
Subscription Receivable	–	(170,800)
Additional paid-in capital	783,318	494,487
Retained earnings (deficit)	(445,199)	(385,270)

Total Stockholders' Equity (Deficit)	393,010	(9,061)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,015,501	$2,018,336

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.

Statements of Operations   (unaudited)

	For the Three Months Ended March 31,
	2012	2011

Product Sales - net	$996,827	$1,641,233

Cost of Goods Sold	828,014	1,175,389

Gross Profit	168,813	465,844

General and Administrative Expenses	198,494	98,459

Research and Development	10,044	283,969

	208,538	382,428

Income (Loss) Before Other Income (Expenses)	(39,725)	83,416

Other Expenses
Interest expense	(38,165)	(68,860)

(Loss) Income Before Provision for Income taxes	(77,890)	14,556

Provision(Benefit) for Income Taxes	(38,821)	2,500

Net (Loss) Income	$(39,069)	$12,056

Preferred stock dividend	(20,860)	–

Net Income (loss) available to common Shareholders	$(59,929)	$12,056
Earnings Per Common Share
Basic	$(0.00)	$0.00

Diluted	$(0.00)	$0.00
Weighted Average Number of Common Shares
Basic	54,449,559	45,940,902

Diluted	54,449,559	48,260,902

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.

Statements of Changes in Stockholders' Equity (Deficit)

For the three months end March 31, 2012  (unaudited)

	Common Stock		Subscription	Additional Paid-In	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Receivable	Capital	(Deficit)	(Deficit)
Balance - December 31, 2011	52,521,684	$52,522	$(170,800)	$494,487	$(385,270)	$(9,061)
Payment received for stock subscription			170,800			170,800
Common stock issued for cash	300,000	300		29,700	–	30,000
Common stock issued for services - BOD	12,000	12		1,188		1,200
Common stock issued for services - employees	57,144	57		9,943		10,000
Common stock issued for conversion of convertible Notes payable	2,000,000	2,000		248,000		250,000
Dividends for convertible preferred stock					(20,860)	(20,860)
Net (Loss)					(39,069)	(39,069)
Balance - March 31, 2012	54,890,828	$54,891	$–	$783,318	$(445,199)	$393,010

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net (Loss) income	$(39,069)	$12,056
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Amortization of discount on convertible notes payable	2,083	7,380
Common stock issued for services	11,200	7,500
Deferred Income tax	(40,800)

Change in operating assets and liabilities
(Increase) decrease in:
Receivable due from factor	(91,796)	(39,903)
Prepaid expenses and other current assets	(14,856)	154,924
Increase (decrease) in:
Accounts payable and accrued expenses	(7,249)	(1,315)

	(180,487)	140,642

Cash Flows from Investing Activities
Payment received from note receivable – related party	2,521	–
Issuance of loan to vendor	(232,420)	–

	(229,899)	–
Cash Flows from Financing Activities
Proceeds from Issuance of common stock	30,000	–
Proceeds from convertible notes payable	–	200,000
Proceeds from convertible notes payable - related party	–	20,000
Payment for convertible notes payable	(170,600)	–
Collection of stock subscription receivable	170,800	–

	30,200	220,000

Net Increase (Decrease) in Cash and Cash Equivalents	(380,186)	360,642

Cash and Cash Equivalents - Beginning	467,505	171,898

Cash and Cash Equivalents - End	$87,319	$532,540

Supplemental Disclosures of Cash Flow Information
Cash Paid:
Income Taxes	$–	$–
Interest	$36,082	$61,480
Noncash financing and investing activities:
Conversion of note payable for common stock	$250,000	$–
Discount on convertible note payable	$–	$25,000
Accrued Preferred Dividend payable	$20,860	$–
Common stock issued for services	$11,200	$7,500

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

f.	Stock-Based Compensation – The Company adopted FASB ASC No. 718 “Share-Based Payment ,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as determined by the board of directors since our stock is not publicly traded and the volume is immaterial. As of March 31, 2012 the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

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

Interest expense associated with these notes for the three months ended March 31, 2012 and 2011, was $4,800 and $3,600, respectively.

6 -	CONVERTIBLE PREFERRED STOCK

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

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements

For the three months ended March 31, 2012

The Company has reviewed the rights and privileges of the Series A Preferred stock and determined the holder has a liquidation preference which requires the Company to redeem the preferred shares at the original issuance price as a result of either an voluntary or involuntary liquidation event (as defined in the Company’s amended and restated articles of incorporation).  The Company has determined this preference meets the requirement that the potential redemption is outside of the control of the Company.  As a result, the convertible preferred stock has to be recorded outside of shareholders’ equity (as further explained below).

Because this Series A Preferred Stock has liquidation preference which is outside the control of the Company it was not recorded in the Shareholders' Equity section of our balance sheet, but rather is shown as a liability in the balance sheet per SEC rules and regulations. Because we also had a loss for 2011 and we have a retained deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability. We had stockholders’ equity of $393,010 at March 30, 2012, but we did not record a profit for the three months ended March 31, 2012. Unless we generate net income in remaining periods in 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid.

7 -	STOCKHOLDERS’ EQUITY (DEFICIT)

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

8 -	COMMITMENTS AND CONTINGENCIES

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

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements

For the three months ended March 31, 2012

9 -	LINE OF CREDIT

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

10 -	CONCENTRATIONS

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

As of March 31, 2012, one customer accounted for approximately $270,000, or 91% of the Company’s accounts receivable.

11 -	SUBSEQUENT EVENTS

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

12 -	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On August 8, 2012, management, after consulting with its board of directors and its independent registered public accounting firm, concluded it had recorded the conversion of a note payable incorrectly for the quarter ended March 31, 2012. The Company had previously expensed as interest expense the amount attributed to debt discount upon the conversion of the convertible debt, at its stated terms, during the first quarter of 2012.  This discount was a result of a bifurcated payable at the original date of the issuance of the convertible debt during the fourth quarter of 2011.  The Company has determined the bifurcated payable should have been evaluated and treated as part of the converted debt and the Company should not have recorded interest expense but should have reduced the royalty payable. The following table below summarizes the impact of the restatements of the error described above on the financial statements:

	For the Three Months Ended March 31, 2012
Statement of operations:	As previously reported	Adjustments	As restated
Income (Loss) Before Other Income (Expenses)	(39,725)		(39,725)

Other Income (expense)
Interest expense	(38,165)		(38,165)
Interest expense - Fully amortized discount due to conversion of debt discount	(53,186)	53,186	–

Total other expense	(91,351)	53,186	(38,165)

(Loss) Income Before Provision for Income Taxes	(131,076)	53,186	(77,890)

Net (loss) Income	$(92,255)	$53,186	$(39,069)

Preferred stock dividend	–	$(20,860)	$(20,860)

Net loss available to common shareholders	$(92,255)	$32,326	$(59,929)

Earnings Per Common Share
Basic and Diluted	(0.00)	0.00	(0.00)
Weighted Average Number of Common Shares
Basic and Diluted	54,449,559	54,449,559	54,449,559

	At March 31, 2012
Balance Sheet	as Stated	adjustment	as restated
Royalty payments	53,186	(53,186)	–
Total current liabilities	123,277	(53,186)	70,091
Total liabilities	632,677	(53,186)	579,491
Retained earnings (deficit)	(498,385)	53,186	(445,199)
Total Stockholders' Equity (deficit)	339,824	53,186	393,010
Total Liabilities and stockholders' equity (deficit)	2,015,501	–	2,015,501

	At March 31, 2012
Statement of cash flows	as Stated	adjustment	as restated
Net loss	(92,255)	53,186	(39,069)
			–
Amortization of debt discount on convertible notes payable	55,269	(53,186)	2,083
			–
Cash used in operating activities	(180,487)	–	(180,487)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Results for the three month period ended March 31, 2012 versus the three month period ended March 31, 2011

	2012		2011		$ Change
Product sales - net	$996,800	100%	$1,641,200	100%	$(644,400)
Cost of Goods Sold	828,000	83%	1,175,400	72%	(347,400)
Gross Profit	168,800	17%	465,800	28%	(297,000)
Operating Costs and Expenses:
General and Administrative	198,500	20%	98,500	6%	100,000
Research and Development	10,000	1%	283,900	17%	(273,900)
Total Operating expenses	208,500	21%	382,400	23%	(173,900)
Total Other Income / (expenses)	(38,200)	-4%	(68,900)	-4%	30,700
Income (Loss) before taxes	(77,900)	-13%	14,500	6%	(92,400)
Tax Expense (benefit)	(38,800)	-4%	2,500	0%	(41,300)
Net (Loss) Income	$(59,100)	-6%	$12,000	1%	$(71,100)

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

Research and Development. The Company’s expenditures for research and development cost declined approximately $274,000, for the three month period ended March 31, 2012 compared to the same period in 2011.  The decline in our research and development costs was mainly attributed to the completion at the end of 2011 of some our on-going research related to new product development.  Our research and development will continue in the second half of 2012.

Total Other Income and Expenses. Other income/expenses for the three month period ended March 31, 2012 decreased approximately $30,700 from approximately $68,900 in the same three months in 2011 to approximately $38,200 for the three month period ended March 31, 2012.  This decrease is mainly due to interest expense associated with other debt declined approximately $30,700 because the Company no longer has any significant reliance on factoring our accounts receivable which carried a high interest rate.  The Company obtained a line of credit with a bank that carries a lower interest rate. The Company incurred no interest expense associated with our factoring fees for the three month period ended March 31, 2012 versus incurring approximately $30,480 for the same three month period in 2011.  Interest expense associated the our line of credit was only $368 for our first quarter 2012.  Our interest expense on our convertible notes payable was basically flat versus the same three month period except for the amortization of the debt discount associated with the conversion of a $250,000 note mention above.

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

Net (Loss) Income Applicable to Common Shares. The Company recorded a loss of approximately $39,100 for the three month period ended March 31, 2012, as compared to a net income of approximately $12,000 for the same three month period a year ago, a decrease of approximately $51,100. This decline in net income is mainly due to a significant decrease in net sales of approximately $644,400 resulting in a decline in gross profit of approximately $297,000 over the same three month period in 2011 and the amortization expense of approximately $53,200 associated with the early conversion of a $250,000 note payable.  Offsetting the decline in the gross profit were decreases in research and development cost of approximately $273,900 and a decline in interest expense of approximately $30,700. The Company had an increase in general and administrative expense of approximately $100,000.  The Company did incur approximately $11,200 of non-cash expense for the issuance of stock for services during the three month period ended March 31, 2012. The income tax benefit increased approximately $41,300 compared to the same three month period in 2011. Earnings per common share were $0.00 for basic and diluted for the both three month period ended March 31, 2012, and 2011.

Liquidity and Capital Resources

Summary

At March 31, 2012, the Company had total current assets of approximately $1,812,000 and total current liabilities of approximately $70,100 resulting in working capital of approximately $1.7 million.  The Company's current assets consisted of approximately $87,000 in cash and cash equivalents, approximately $296,000 in receivables due from factor, approximately $1,285,000 due from our packaging / supplier and approximately $125,000 in prepaid expenses and deferred taxes.  Current liabilities at March 31, 2012 consist primarily of accounts payable and accrued expenses and dividends payable in the amount of approximately $70,000.

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

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to one investor (The net cash received was $912,369, $130,631 was incurred for legal fees and other fees which was a charge to additional paid in capital). The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and be paid on March 31, June 30, September 30 and December 31.  The Company has reviewed the rights and privileges of the convertible preferred stock and determined the holders have a liquidation preference which requires the company to redeem the preferred shares at the original issuance price as a result of either an voluntary or involuntary liquidation event, as defined.  The Company has determined this preference meets the requirement that the potential redemption is outside of the control of the Company.  As a result, the convertible preferred stock has to be recorded outside of permanent equity. The $1,043,000 invested in such Series A Preferred Stock was not recorded in the Shareholders' Equity section of our balance sheet, but rather is shown as a liability per the accounting regulations.  Consequently, for the year ended December 31, 2011, we had a stockholders’ deficit of $385,270 (rather than stockholders’ equity of $1,033,939 if not for accounting regulation this investment would have been recorded in the Shareholders’ Equity section of the balance sheet).  Because we also had a loss for 2011 and we have a retained deficit on our balance, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability.  Unless we have a profit in 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet.  We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid. (b) preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744). (c) voting rights – one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issue non-exempted common shares at a price below $.1744. (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing. (f) defined, non-exempt issuances are all issuances except those issued to employees, directors or consultants or advisors if the issuance is approved by the Board.  During the current quarter, non – exempt sales of common stock and conversions of debt into common stock occurred at prices below $0.1744.  The Series A Preferred Stock holder has waived his rights to adjust his conversion price regarding these transactions and, accordingly, no adjustment is required.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its

SCRIPSAMERICA, INC.

Dated: August 14, 2012
By: /s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

By: /s/ Jeffrey Andrews
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

