Form 10-Q
period 2012-06-30
ScripsAmerica, Inc.
filed 2012-08-14
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

Yes ☐    No ☒

As of August 13, 2012, the registrant had 56,024,972 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCRIPSAMERICA, INC.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$67,948	$467,505
Receivable, net due from factor	576,399	204,640
Loan receivable - vendor	1,397,759	1,052,636
Prepaid expenses and other current assets	224,610	46,300
Deferred tax asset	60,800	41,200
Total Current Assets	2,327,516	1,812,281
Property and Equipment	66,184	–
Other Assets
Notes receivable - related party - net	1,013	6,055
Deposits	200,000	200,000
Total Other Assets	201,013	206,055
TOTAL ASSETS	$2,594,713	$2,018,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$29,771	$35,620
Purchase order financing – related party	77,952	–
Royalty payable	–	53,186
Preferred stock dividends payable	62,580	20,860
Convertible notes payable - net of discount of $0 and $0, respectively	–	170,000
Total Current Liabilities	170,303	279,666
Non-Current Liabilities
Convertible notes payable - related parties	130,000	80,000
Convertible notes payable - net of discount of $0 and $55,269, respectively	749,400	624,731
Total Non-Current Liabilities	879,400	704,731
Total Liabilities	1,049,703	984,397
Commitments and Contingencies	–	–
Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding	1,043,000	1,043,000
Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 150,000,000 shares authorized; 55,942,972 and 52,521,684 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	55,943	52,522
Subscription Receivable	–	(170,800)
Additional paid-in capital	891,766	494,487
Accumulated deficit	(445,699)	(385,270)
Total Stockholders' Equity (Deficit)	502,010	(9,061)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,594,713	$2,018,336

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Product Sales - net	$1,510,952	$1,775,094	$2,507,779	$3,416,328

Cost of Goods Sold	1,213,186	1,302,124	2,041,200	2,477,513

Gross Profit	297,766	472,970	466,579	938,815

General and Administrative Expenses	197,914	272,099	396,408	370,559
Research and Development	16,370	157,525	26,414	441,494

	214,284	429,624	422,822	812,053

Income from Operations	83,482	43,346	43,757	126,762

Other Expenses
Interest expense	(41,922)	(81,604)	(80,087)	(150,464)

Income (Loss) Before Provision for Income taxes	41,560	(38,258)	(36,330)	(23,702)

Provision for Income Taxes	21,200	2,000	(17,621)	4,500

Net Income (Loss)	$20,360	$(40,258)	$(18,709)	$(28,202)

Preferred Stock Dividend	(20,860)	(20,860)	(41,720)	(20,860)

Net Loss Available to Common Shareholders	$(500)	$(61,118)	$(60,429)	$(49,062)

Earnings Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Basic and Diluted	55,350,744	49,817,246	54,182,892	47,889,782

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

For the six months ended June 30, 2012 (unaudited)

	Common Stock		Subscription	Additional Paid-In	Retained Earnings	Stockholders'
	Shares	Amount	Receivable	Capital	(Deficit)	Equity
Balance - December 31, 2011	52,521,684	$52,522	$(170,800)	$494,487	$(385,270)	$(9,061)

Payment received for stock subscription	–	–	170,800	–	–	170,800
Common stock issued for cash	300,000	300	–	29,700	–	30,000
Common stock issued for services - BOD	32,000	32	–	3,168	–	3,200
Common stock issued for services - employees	114,288	114	–	19,886	–	20,000
Common stock issued for conversion of convertible Notes payable	2,000,000	2,000	–	248,000	–	250,000
Common stock issued for services - non employees	975,000	975	–	96,525	–	97,500
Dividends for convertible preferred stock	–	–	–	–	(41,720)	(41,720)
Net Loss	–	–	–	–	(18,709)	(18,709)

Balance - June 30, 2012	55,942,972	$55,943	$–	$891,766	$(445,699)	$502,010

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(18,709)	$(28,202)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible notes payable	2,083	19,484
Common stock issued for services	31,950	74,500
Common stock warrants issued for services		54,809
Deferred Income tax	(19,600)	–
Change in operating assets and liabilities
(Increase) decrease in:
Receivable due from factor	(371,759)	(606,361)
Prepaid expenses and other current assets	(89,560)	(20,096)
Increase (decrease) in:
Accounts payable and accrued expenses	(5,849)	(8,965)
Cash used in operating activities	(471,444)	(514,831)
Cash Flows from Investing Activities
Payment received from note receivable	5,042	–
Purchase of equipment	(66,184)	–
Issuance of loan to vendor	(345,123)	(296,275)
Cash used in investing activities	(406,265)	(296,275)

Cash Flows from Financing Activities
Proceeds from Issuance of common stock	30,000	5,600
Proceeds from issuance of convertible preferred stock - net		912,369
Proceeds from convertible notes payable	320,000	414,000
Proceeds from convertible notes payable - related party	50,000	20,000
Proceeds from purchase order financing - net	77,952	–
Payment for convertible notes payable	(170,600)	(114,000)
Collection of stock subscription receivable	170,800	–
Cash provided by financing activities	478,152	1,237,969

Net Increase (Decrease) in Cash and Cash Equivalents	(399,557)	426,863

Cash and Cash Equivalents - Beginning of year	467,505	171,898

Cash and Cash Equivalents - End of year	$67,948	$598,761

Supplemental Disclosures of Cash Flow Information
Cash Paid:
Income Taxes	$–	$–
Interest	71,244	120,881
Noncash financing and investing activities:
Conversion of note payable for common stock	$250,000	$–
Accrued Preferred Dividend payable	41,720	20,860
Common stock subscription	–	176,000
Common stock issued in connection with the issuance of convertible note payable	–	25,000

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements

For the six months ended June 30, 2012

1 - Basis of Presentation

The accompanying financial statements reflect financial information of ScripsAmerica, Inc., (the “Company” or “ScripsAmerica” or “we”).

We were incorporated in the State of Delaware on May 12, 2008, and primarily engage in the sale of generic pharmaceutical drugs through our main customer, McKesson Corporation (“McKesson”), to various end users, including physicians’ offices, retail pharmacies, long-term care sites, hospitals and home care agencies, located throughout the United States. We use a single vendor, Marlex Pharmaceuticals, Inc. for our packaging, distribution, warehouse and customer service needs.

The Company’s common stock became eligible for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol “SCRC” on July 18, 2012. The OTCBB is a regulated quotation service that displays real-time quotes, last-prices, and volume information in the over-the-counter (“OTC”) equity securities. An OTC equity security is any equity that is not listed or traded on NASDAQ or a national securities exchange. The Company began trading on the OTCBB on July 24, 2012.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements of ScripsAmerica, Inc. and related notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2011 filed with the SEC on March 22, 2012.  Certain information and note disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customer assures that collectability is reasonable assured.

c.	Research and Development - Expenditures for research and development associated with contract research and development provided by third parties are expensed as incurred. The Company had charges of $26,414 and $441,494 for research and development expenses for the six months ended June 30, 2012 and 2011, respectively.

d.	Receivable Due From Factor - Accounts receivable are stated at estimated net realizable value and net of accounts receivable sold subject to charge-back. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts and historical collection information. Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. The Company has entered into an accounts receivable factoring facility agreement in June 2012. As of June 30, 2012, gross receivable were $972,322 of which $387,748 was sold to a factor, a contract allowance reverse of $8,175, for a net receivable balance of $576,399. As of December 31, 2011, there were no receivables factored and the net receivable balance was $204,640.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements

For the six months ended June 30, 2012

e.	Income Taxes - The Company provides for income taxes using an asset and liability based approach for reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

f.	Stock-Based Compensation - The Company adopted FASB ASC No. 718 “Share-Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value of the stock as determined by the board of directors since our stock is not publicly traded and the volume is immaterial. As of June 30, 2012 the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

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

g.	Earnings Per Share - Basic net income per common share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants and convertible notes payable. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of June 30, 2012, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants convertible into 478,440 shares and notes payable convertible into 3,517,600 shares of common stock.

h.	Reclassification - Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 condensed financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

3 - Loan Receivable - Vendor

During the six months ended June 30, 2012, the Company loaned an additional $345,123 to Marlex Pharmaceuticals Inc., our contract packager. The amount is unsecured, non-interest bearing and has no stipulated repayment terms as the loan was made pursuant to an oral agreement. Although there is no written contract for this loan, the Company considers this to be a current asset based on assurances from the management of Marlex Pharmaceuticals that the loan would be repaid within twelve months and Marlex’s ability to pay its debt. The loan balance as of June 30, 2012 and December 31, 2011 is $1,397,759 and $1,052,636, respectively.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements

For the six months ended June 30, 2012

4 - Convertible Notes Payable

On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable. The note provides for interest only payments of 2%, payable monthly until March 14, 2013 and 1% monthly thereafter, in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 7, 2013. The principal portion of the notes can be converted into common stock at any time during the term of the loan at the rate of $.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Marlex Pharmaceuticals, our re- packager/ supplier, also co-signed this note. In addition, the Company shall pay to the lender a royalty ranging from 2.6% to 3.5% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012. Collateral for this loan also includes 1,400,000 shares of the Company’s common stock.

On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $100,000 convertible note payable, leaving a balance of $14,700. By mutual consent the maturity date was also extended from November 23, 2012 to January, 30, 2014 and the interest rate was decreased from 2% per month to 1% per month.

On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $200,000 convertible note payable, leaving a balance of $114,700. By mutual consent the maturity date was also extended from November 23, 2012 to January 30, 2014 and the interest rate was decreased from 2% per month to 1% per month.

Also on March 12, 2012 the holder of two other convertible notes, totaling $300,000, agreed to extende the maturity dates of these notes to January 30, 2013 and also agreed to reduce the interest rate from 2% per month to 1% per month.

The principal portion of these convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

On March 12, 2012, the holders of a $250,000 long-term convertible note elected to convert the convertible note into 2,000,000 shares of the Company’s common stock. At the time of conversion the Company modified the conversion price from $0.25 per share to $0.125 per share of common stock resulting in an additional one million shares being issued per the original loan agreement. At the time of the conversion the fair value of the Company’s stock was below the revised $0.125 conversion price, consequently the Company did not have to record any extra expense for this beneficial conversion feature. This reduction in price for this conversion was not offered on any other convertible debt which the Company holds. Upon conversion, the royalty liability and debt discount of $53,186 associated with this note were offset resulting in the elimination of both accounts. The Company anticipates launching this orally disintegrating tablet for which a 4% royalty payment is due after the third fiscal quarter of 2012.

Interest expense, including the amortization above associated with these notes for the six months ended June 30, 2012 and 2011, was $52,289 and $95,868, respectively. Interest expense for the three months ended June 30, 2012 and 2011, was $27,568 and $65,868, respectively.

5 - Notes Payable - Related Parties

On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 3%, payable quarterly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 1, 2016. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Marlex Pharmaceuticals, our re- packager/ supplier, also co-signed this note. In addition, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012. Collateral for this loan also includes 200,000 shares of the Company’s common stock.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements

For the six months ended June 30, 2012

In March 2012, the Company and lender, a company owned by the Company’s president and CEO, mutually agreed to extend the maturity date of $80,000 of notes to January 30, 2014 and the monthly interest rate will decrease from 2% per month to 1% per month effective October 1, 2012.

Interest expense associated with these notes for the three and six months ended June 30, 2012 and 2011, was $5,800 and $4,860 and $10,600 and $8,460, respectively.

6 - Convertible Preferred Stock

Convertible Preferred Stock

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to one investor. The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits), the dividends shall accrue and be paid on March 31, June 30, September 30 and December 31. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744). (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issues non-exempted common shares at a price below $.1744. At June 30, 2012 these convertible preferred stock shares can be converted into 5,980,504 shares of the Company’s common stock. (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing. (f) Exempted securities – no anti-dilution protection for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

The Company has reviewed the rights and privileges of the Series A Preferred stock and determined the holders have a liquidation preference which requires the company to redeem the preferred shares at the original issuance price as a result of either an voluntary or involuntary liquidation event (as defined in the Company’s amended and restated certificate of incorporation).  The Company has determined this preference meets the requirement that the potential redemption is outside of the control of the Company.  As a result, the convertible preferred stock has to be recorded outside of permanent equity.

Because this Series A Preferred stock has liquidation preference which is outside the control of the Company it was not recorded in the Shareholders' Equity section of our balance sheet, but rather is shown as a liability in the balance sheet per SEC rules and regulations. Because we also had a loss for 2011 and we have a retained deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability. We had stockholders’ equity of $448,824 at June 30, 2012, but we did not record a profit for the six months ended June 30, 2012 (but we did have a net profit for the three months ended June 30, 2012). Unless we generate net income in remaining periods in 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid.

7 - Stockholders’ Equity (Deficit)

Common Stock

The Company issued 300,000 restricted shares of common stock for cash proceeds of $30,000 during the six months period ended June 30, 2012.

In March 2012, the Company received payment for the balance of the outstanding common stock receivable, $170,800. The sales of these common stock shares were recorded as a stock subscription receivable, contra equity account, to the equity section of the balance sheet in April 2011.

On May 25, 2012, the Company issued 400,000 restricted shares of its common stock to Sarav Patel and 500,000 restricted shares of its common stock to Samir Patel for services rendered under their respective consulting agreements with the Company. These services were valued at $40,000 and $50,000, respectively. Sarav and Samir Patel have a controlling interest in Marlex Pharmaceuticals, Inc. During the six month period ended June 30, 2012, the Company charged its operations $7,500, with $82,500 to be amortized over the next eleven months for services to be provided.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements

For the six months ended June 30, 2012

On May 25, 2012 the Company issued 75,000 of its common stock in connection with services provided by non-employees, these services were valued at $7,500. During the six month period ended June 30, 2012, the Company charged its operations $1,250, with $3,125 to be amortized over the next two months for services to be provided.

The Company issued 32,000 restricted shares of its common stock in connection with services provided by members of the board of directors during the six months period ended June 30, 2012. The Company charged its operations for the three months and six months ended June 30, 2012, $2,000 and $3,200 respectively.

The Company issued 114,288 restricted shares of its common stock to the Company’s President and CEO for payment of his salary in lieu of a cash compensation payments for services rendered during the six months period ended June 30, 2012. These services were valued at $20,000 and the Company charged its operations for the three months and six months ended June 30, 2012 $10,000 and $20,000, respectively.

On March 12, 2012, the holders of a long-term note payable in the amount of $250,000 elected to convert the convertible note payable into 2,000,000 shares of the Company’s common stock. See note 4 above for additional details

8 - Commitments and Contingencies

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with Marlex our contract packager and labeler for orally disintegrating tablets. The total value of this contract is $935,000. The Company has paid a total of approximately $744,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of June 30, 2012 and December 31, 2011. The project was completed during the first quarter of 2012 and the Company does not expect to incur any more charges toward this contract. Upon the commencement of product being shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis. The Company anticipates launching this orally disintegrating tablet after the third fiscal quarter of 2012. The $200,000 deposit will be applied towards future royalty payments.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see footnote 4 for details) are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party.

9 - Line of Credit

On October 19, 2011, the Company was approved for a line of credit from Wells Fargo Bank. This line of credit will allow the Company to borrow up to a maximum of $85,000, at an interest rate of prime plus 1% through June 30, 2012, and prime plus 6.25% annually after June 30, 2012. The line is secured by a personal guarantee by the Company’s CEO. During the six months period ended June 30, 2012, the Company did borrow funds ranging from $10,000 to $65,000 but these borrowings were paid in full as of June 30, 2012. Consequently there was no outstanding balance related to this line of credit. The Company incurred interest expense of $373 which was included in the statement of operations for the three and six months period ended June 30, 2012.

10 - Purchase Order Financing with related party

In June 2012, the Company entered into a purchase order finance agreement with a company owned by a stockholder of the Company, who is also a member of the Board of Directors. The agreement will allow the Company to borrow up to a maximum of $1 million, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the month of June 2012, the Company financed $245,328 of its purchase orders and incurred an interest expense of $1,346 for the three months period ended June 30, 2012. As of June 30, 2012, $77,952 of unpaid purchase order finance is included in accrued expenses.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements

For the six months ended June 30, 2012

11 - Concentrations

The Company purchased 100% of its product packaging from Marlex during the three and six months periods ended June 30, 2012 and 2011. A disruption in the availability of product packaging from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $1,913,000, or 76%, and approximately $3,177,000, or 93%, of its revenue from one customer during the six months ended June 31, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, the Company derived approximately $1,311,000 or 87% and $1,651,000 or 93%, of its revenue from this same customer, respectively.

As of June 30, 2012, one customer accounted for approximately $519,000, or 91%, of the Company’s accounts receivable.

12 - Subsequent Events

On July 23, 2012, the Company entered into a three month consulting agreement whereby the consultant will receive compensation of $1,000 per month for the duration of the contract and in addition, will receive 50,000 shares of common restricted stock.

On August 6, 2012, the Company entered into a securities purchase agreement with Asher Enterprises Inc. (“Asher”) pursuant to which Asher purchased from the Company an 8% convertible note in the principal amount of $63,000 (the “Note”). The Company received gross proceeds of $60,000 from the sale of the Note (and $3,000 was used to pay the investor’s legal fees).

The Note is due and payable on May 8, 2013 and accrues interest at the rate of 8% per annum. The Note may be prepaid at any time subject to a prepayment penalty of up to 140% of the sum of the principal, accrued but unpaid interest and any other amounts due under the Note.

On and after February 2, 2013 and until the maturity date or the full payment of the Note (whichever is later), the principal and all accrued but unpaid interest and any other amounts due under the Note are convertible into shares of the Company’s common stock. The conversion price is at a 42% discount to the average of the five lowest high bid prices for the Company’s common stock at the close of trading during the 10 trading day period prior to the date Asher delivers its notice of conversion. Under the Note, the Company may not declare and pay any dividends or repurchase any of its securities without Asher’s prior written consent, except for any dividends payable with respect to the outstanding shares of the Company’s Series A Preferred Stock.

The Note provides Asher with anti-dilution protection from any issuances of shares of common stock or any securities exercisable, convertible or exchangeable for shares of the Company’s common stock at a price per share less than the conversion price under the Note. The anti-dilution protection does not apply to issuances to (i) directors for their attendance at board or committee meetings, (ii) persons who help the Company raise capital, (iii) acquire Marlex Pharmaceutical and (iv) Development 72 LLC upon the conversion of the Series A Preferred Stock.

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

Overview

We are ScripsAmerica, Inc., and were incorporated in the State of Delaware on May 12, 2008. We are a healthcare services company focused on efficient supply chain management, from strategic sourcing to delivering niche generic pharmaceuticals to market.  We primarily engage in the sale of generic pharmaceutical drugs through our main customer, McKesson Corporation (“McKesson”), the largest pharmaceutical distributor in North America, to a wide range of end users across the health care industry, including physicians’ offices, retail pharmacies, long-term care sites, hospitals, and government and home care agencies, located throughout the United States. Current therapeutic categories include pain, arthritis, prenatal, urinary and hormonal replacement drugs.  We use a single vendor, Marlex Pharmaceuticals, Inc., (“Marlex”), for our packaging, distribution, warehouse and customer service needs.

The United States constitutes the largest market in the world for generic pharmaceuticals, and its aging population represents a key driver for the growth of the global pharmaceuticals and domestic consumer products markets.  Competitive pressures among U.S. generics providers are continuing to increase as a result of the number of new market entrants growing faster than the generics market as a whole, leading to cost competition on the manufacturing side and squeezed profit margins.  On the sales side, generics prices are eroding due to low-cost suppliers from India and China capturing market share, as well as the success of health insurers and health maintenance organizations in negotiating lower reimbursement rates.  Finally, large direct purchase customers such as chain drugstores demand product variety and reliability of supply that allows them to lower their inventory levels. We compete in the current environment by providing a low cost system of broad-based marketing, sales, and distribution capabilities for generics, branded pharmaceuticals, over the counter medicines, vitamins, and nutraceuticals.   A significant percentage of the Company’s sales are to one customer, McKesson.  For the year ended December 31, 2011 and the six months ended June 30, 2012, McKesson accounted for approximately 76% and 93% of our sales, respectively, and Curtis Pharmaceuticals and the United States Veterans Administration (“VA”) accounted for the remainder of our sales. The Company expects sales during 2012 will be similarly concentrated, with McKesson accounting for approximately 75% to 90% of the total sales.

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

In March 2010, we entered into a product development, manufacturing and supply agreement with our contract supplier, Marlex which develops generic drug products.  Under this agreement, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for OTC products.  We have committed to investing approximately $935,000 with Marlex for the cost of developing these rapidly dissolving tablets. We completed the development of these rapid melt products in the first quarter of 2012.  The development costs consisted of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($400,000), (iii) analyze and validate the ODT formula and test sample batches ($94,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($50,000).   However, we estimate that we will need approximately $1.5 million of incremental funding for expenses required to launch these products.  The funding for launching the rapid melt products will have to come from the sale of equity securities, preferred and/or common stock securities and debt financing.

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

We have identified Compound SA 1022, a non-steroidal anti-inflammatory drug, as our initial drug candidate for the DESI program approval. We estimate that the Company will need to raise approximately $2.0 million to $3.0 million for clinical trials to obtain FDA approval of Compound SA 1022 under the DESI program.  This funding is also expected to come from the sale of equity securities, preferred and/or common stock securities.  We met with the FDA on August 9, 2011 to determine what must be submitted in order to gain approval by the FDA for Compound SA1022.  The FDA discussed with us what kind of clinical trials and safety data we would need to submit for Compound SA 1022 based on whether we would use it for acute pain (an OTC use) or chronic pain (a prescription use).  We received a written summary of the meeting from the FDA on September 9, 2011.    We are meeting with our consultants, advisors and legal staff to draft a response to the FDA meeting minutes. We will be requesting clarification from the FDA in regard to their requirements to get approval for Compound SA 1022, in particular the clinical testing requirements/studies, because there are conflicts in the FDA’s position on this issue. On January 13, 2012 we submitted a proposal to the FDA outlining the steps we intended to take in order to move the approval process forward. As of August 14, 2012 we are awaiting a response from the FDA.

We also plan for an acquisition of a pharmaceutical packager and distributor and management estimates we will require approximately $2.5 million of investment capital which we expect to raise from the sale of equity securities, preferred and/or common stock securities.

Management believes that, based on anticipated level of sales, the Company can fund its current operational expenses for the next twelve months, but if we are to achieve our four new objectives for sales and profit growth described above we will need to raise approximately $9 million to $12 million.  Funding is expected to come from the sale of equity securities, preferred and/or common stock securities. We may not be able to accomplish our four objectives and obtain the necessary financing within the next twelve months.

Description of Revenues

ScripsAmerica offers fulfillment of prescription and over the counter (“OTC”) orders. To fulfill purchase orders from customers, ScripsAmerica processes orders to the end user’s desired specifications. Capabilities range from unit of use packaging for in-patient nursing homes and hospitals to bulk packaging for government and international organizations.

The Company’s revenue is generated from the purchases of product from its suppliers and shipments of the completed product per the end users’ specifications to distribution centers. The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized when product is shipped from our contract packager (Marlex) to our customers’ warehouses, mainly McKesson and is adjusted for any charge backs from our customer which may include inventory credits, discounts or volume incentives. These charge backs costs are received monthly from our customers and the sales revenue is reduced accordingly. Any product returns or non -confirmation of receipt of product is included in the customers’ monthly charge back charge.

Purchase orders from our customers generate our shipments. These purchase orders are the persuasive evidence that an arrangement exists. The pricing has also been agreed upon and determined via the customer purchase orders and the credit worthiness of our customer ensures that collectability is reasonably assured.

Description of Expenses

Our expenses include the following: (a) Costs of Goods sold (the Company purchases all its product from suppliers at various contracted prices and does not own or maintain any inventory. Upon shipment of product the Company is charged the contracted price. The Company may finance the purchases of product sold based on confirmed purchase orders via a revolving Purchase Order finance agreement); (b) Costs of services, which consists primarily of salaries and contracted professional fees for various consultants used for management of the Company; (c) Marketing costs associated with contracts and selling product; (d) General administrative costs, which consists of overhead expenses, such as travel, telecommunications and office expenses; (e) Interest expenses mainly related to our factoring and facility agreement and convertible debt; and (f) Research and development cost associated with the development of new product delivery forms.

Results of Operations

Results for the three month period ended June 30,

	2012		2011		$ Change
Product sales - net	$1,511,000	100%	$1,775,000	100%	$(264,000)
Cost of Goods Sold	1,213,000	80%	1,302,000	73%	(89,000)
Gross Profit	298,000	20%	473,000	27%	(175,000)
Operating Costs and Expenses:
General and Administrative	198,000	13%	272,000	15%	(74,,000)
Research and Development	16,000	1%	157,000	9%	(141,000)
Total Operating expenses	214,000	14%	429,000	24%	(215,000)
Total Interest expenses	(42,000)	-3%	(82,000)	-5%	40,000
Income (Loss) before taxes	41,000	3%	(38,000)	-2%	79,000
Tax Expense	21,000	1%	2,000	0%	19,000
Net Income (Loss)	$20,000	1%	$(40,000)	-2%	$60,000

The majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the three months ended June 30, 2012 the Company generated net product sales of approximately $1.5 million as compared to net product sales of approximately $1.8 million for the three month period ended June 30, 2011, a decrease of approximately $264,000, or 14.9%. The decline in sales versus the same three month period a year ago was mainly a result of the completion of a supply agreement with the VA at the end of 2011. The VA delayed renewing a new supply contract which impacted first and second quarter sales in 2012.

For the three month period ended June 30, 2012, McKesson accounted for 87% of our net product sales (versus 93% of net product sales for the same period in 2011), and MedVet Supply LLC and Curtis Pharmaceuticals accounted for 13% of our net product sales.

Product Sales: The following table sets forth selected statement of operations data as a percentage of gross sales for the three month periods ended June 30, 2012 and 2011.

Products sold	2012	% to total	2011	% to total
Prescription drug products	$1,293,000	77%	$1,625,000	85%
OTC & non prescription products	386,000	23%	286,000	15%
Gross Sales	1,679,000	100%	1,911,000	100%
Discounts / charge backs	(168,000)	11%	(136,000)	8%
Net Sales	$1,511,000		$1,775,000

Gross Profit: Gross profit for the three month period ended June 30, 2012 was approximately $298,000, which was 20% of our net sales. This was a decline of approximately $175,000 from the same three month period in 2011 and was mainly due to the sales decline of approximately $264,000 from the same three month period a year ago. The gross margin percentage also declined 7% mainly due to product mix changes from our sales in OTC non-prescription products, which rose as a percentage of our total sales.

Operating Expenses

General and Administrative. For the three month period ended June 30, 2012, general and administrative expenses (“G&A”) decreased approximately $74,000 to approximately $198,000 as compared to approximately $272,000 for the same three month period in 2011. The significant decrease in G&A expenses was mainly a result of (a) a reduction in board of director’s compensation of approximately $47,000 due to a one-time issuance of common stock grants to new board members in 2011, (b) costs associated with registration and SEC compliance related to our S-1 filing in 2011 decreased by approximately $85,000 (of which approximately $55,000 was a non-cash transaction for stock warrants granted for services provided), and (c) salaries and wages decline approximately $6,000. Offsetting these declines were increases in (i) professional fees consisting mainly of legal costs of approximately $31,000, (ii) costs associated with our marketing efforts to promote the Company within the industry sector increased approximately $34,000 and (iii) various other office type expenses made up the balance of the increase in general and administrative expenses.

Research and Development. The Company’s expenditures for research and development cost declined approximately $141,000 for the three month period ended June 30, 2012 compared to the same period in 2011. This decline can mainly be attributed to the completion of our on-going research related to new product development at the end of 2011. . Our research and development costs in the second half of 2012 will be significantly lower than the prior year.

Interest Expense. The Interest expense for the three month period ended June 30, 2012 decreased approximately $40,000 from approximately $82,000 in the same three months in 2011 to approximately $42,000 for the three month period ended June 30, 2012. This decrease is mainly due to a decline of approximately $21,000 associated with our interest expense on our convertible notes payable versus the same three month period in 2011. Interest expense associated with the factoring of our accounts receivable which carried a high interest rate declined approximately $10,000. The Company incurred interest expense associated with our factoring fees for the three month period ended June 30, 2012 of approximately $17,500 versus approximately $27,700 in factoring fees incurred for the same three month period in 2011. The Company obtained a line of credit with a bank that carries a lower interest rate. Interest expense associated the our line of credit was only $7 for our second quarter 2012. For the three months ended June 30, 2012 we incurred no expense for related to the amortization of the debt discount on convertible notes whereas in the same period in 2011 the amortization of the debt discount was approximately $8,600.

Income taxes expense. The income tax expense for the three months ended June 30, 2012, increased approximately $19,000 to approximately $21,000 as compared to income tax expense of approximately $2,000 for the three months ended June 30, 2011. The increase in the three month tax expense is mainly due to income generated by lower operational expenses and interest expenses for the three months ended June 30, 2012.

Net Income (Loss) Applicable to Common Shares. The Company recorded net income of approximately $20,000 for the three month period ended June 30, 2012, as compared to a loss of approximately $40,000 for the same three month period a year ago, an increase of approximately $60,000. This increase in net income is mainly due to a significant decrease in R & D expenses of approximately $140,000 and a reduction in general and administration expense of approximately $74,000. Offsetting the decreases in operating expense was a decline in the gross profit of approximately $175,000, which was mainly due to sales declines of approximately $264,000. The Company was also able to decrease interest expense approximately $40,000. The Company incurred approximately $23,000 of non-cash expense for the issuance of stock for services during the three month period ended June 30, 2012. The income tax expenses increased approximately $19,000 compared to the same three month period in 2011. The Company accrued a preferred stock dividend of $20,860 for both the three month period ended June 30, 2011 and 2012 resulting in a loss of income available to common shareholders of $500 and $61,118 for the three months ended June 30, 2012 and 2011, respectively. Basic and diluted earnings per common share were $0.00 for the three month periods ended June 30, 2012, and 2011, respectively.

Results for the six month period ended June 30,

	2012		2011		$ Change
Product sales - net	$2,508,000	100%	$3,416,000	100%	$(908,000)
Cost of Goods Sold	2,041,000	81%	2,477,000	73%	(436,000)
Gross Profit	467,000	19%	939,000	27%	(472,000)
Operating Costs and Expenses:
General and Administrative	397,000	16%	371,000	11%	26,000
Research and Development	26,000	1%	441,000	13%	(415,000)
Total Operating expenses	423,000	17%	812,000	24%	(389,000)
Total Interest expenses	(80,000)	-3%	(150,000)	-4%	70,000
Loss before taxes	(36,000)	-1%	(23,000)	-1%	(13,000)
Tax Expense (benefit)	(17,000)	-1%	5,000	0%	(22,000)
Net Loss	$(19,000)	-1%	$(28,000)	-1%	$9,000

The majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the six months ended June 30, 2012 the Company generated net product sales of approximately $2.5 million as compared to net product sales of approximately $3.4 million for the six month period ended June 30, 2011, a decrease of approximately $908,000, or 26.6%. The decline in sales versus the same six month period a year ago was mainly a result of the completion of a supply agreement with the VA at the end of 2011. The VA delayed the renewing a new supply contract which impacted first and second quarter sales in 2012.

For the six months ended June 30, 2012, McKesson accounted for76% of our net product sales (versus 93% of net product sales for the same period in 2011), and MedVet Supply LLC and Curtis Pharmaceuticals accounted for 24% of our net product sales.

Product Sales: The following table sets forth selected statement of operations data as a percentage of gross sales for the six month period ended June 30, 2012 and 2011.

Products sold	2012	% to total	2011	% to total
Prescription drug products	$1,981,000	71%	$3,052,000	85%
OTC & non prescription products	826,000	29%	538,000	15%
Gross Sales	2,807,000	100%	3,590,000	100%
Discounts / charge backs	(299,000)	11%	(174,000)	5%
Net Sales	$2,508,000		$3,416,000

Gross Profit: Gross profit for the six month period ended June 30, 2012 was approximately $467,000, which was 19% of our net sales. This was a decline of approximately $472,000 from the same six month period in 2011 and was mainly due to the sales decline of approximately $908,000 from the same six month period a year ago. The gross margin percentage also declined 9% mainly due to product mix changes from our sales in OTC non-prescription products, which rose as a percentage of our total sales.

Operating Expenses

General and Administrative. For the six month period ended June 30, 2012, general and administrative expenses (“G&A”) increased approximately $26,000 to approximately $397,000 as compared to approximately $371,000 for the same six month period in 2011. The changes in G&A expenses was mainly a result of (a) a reduction in board of director’s compensation of approximately $46,000 due to a one-time issuance of common stock grants to new board members in 2011, (b) costs associated with registration and SEC compliance related to our S-1 filing in 2011 decreased by approximately $83,000 (of which approximately $55,000 was a non-cash transaction for stock warrants granted for services provided), (c) salaries and wages increased approximately $19,000, (d) professional fees, consisting mainly of legal costs, increased approximately by $48,000, (e) costs associated with our marketing efforts to promote the Company within the industry sector and launch of new product increased by approximately $86,000 and (f) various other office type expenses made up the balance of the increase in general and administrative expenses.

Research and Development. The Company’s expenditures for research and development cost declined approximately $415,000, for the six month period ended June 30, 2012, compared to the same period in 2011. The decline in our research and development costs can mainly be attributed to the completion of our on-going research related to new product development at the end of 2011. Our research and development in the second half of 2012 will be significant lower than prior year.

Interest Expense. Interest expenses for the six month period ended June 30, 2012 decreased approximately $70,000 from approximately $150,000 in the same six months in 2011 to approximately $80,000 for the six month period ended June 30, 2012. This decrease is mainly due to a decline of approximately $41,000 in interest expense associated with our factoring of our accounts receivable which carried a high interest rate. The Company incurred some interest expense associated with our factoring fees for the six month period ended June 30, 2012 of approximately $17,500 versus incurring approximately $58,000 for the same six month period in 2011. Interest expense associated with convertible notes payable versus the same six month period in 2011 decreased approximately $14,000. For the six months ended June 30, 2012 we incurred approximately $2,000 expense for amortization of debt whereas in the same period in 2011 the amortization of the debt discount was approximately $16,000. The Company obtained a line of credit with a bank that carries a lower interest rate. Interest expense associated our line of credit was $375 for our second quarter 2012. .

Income taxes (benefit). Total income taxes (benefits) for the six months ended June 30, 2012 was approximately $17,000 as compared to a tax expense of approximately $5,000 for the six months ended June 30, 2011, an increase in the tax benefit of approximately $22,000 as compared to the same period in the prior year. This tax benefit is a result of a net operating loss of approximately $179,000 for the six months ended June 30, 2012.

Net Income (Loss) Applicable to Common Shares. The Company recorded a net loss of approximately $19,000 for the six month period ended June 30, 2012, as compared to a net loss of approximately $28,000 for the same six month period in 2011, an increase in net loss of approximately $44,000. This increase in net loss is mainly due to a significant reduction in net sales of approximately $908,000 resulting in the gross margin decline of approximately $472,000 versus the same six month period in 2011. Offsetting the decline in our gross margin was a decrease in R & D expenses of approximately $416,000 and a reduction in our interest expense of approximately $70,000. Our general and administration expenses increased by approximately $26,000. The Company incurred approximately $32,000 of non-cash expense for the issuance of stock for services during the six month period ended June 30, 2012. The income tax benefit increased approximately $22,000 compared to the same six month period in 2011. The Company accrued a preferred stock dividend of $41,720 and $20,860 for the six months ended June 30 2012 and 2011, repectively, resulting in a loss of income available to common shareholders of $60,429 and $49,062 for the six months ended June 30, 2012 and 2011, respectively Basic and diluted earnings per common share were $0.00 for the six month period ended June 30, 2012, and 2011, respectivly.

Liquidity and Capital Resources

Summary

At June 30, 2012, the Company had total current assets of approximately $2,328,000 and total current liabilities of approximately $170,000 resulting in working capital of approximately $2.2 million. The Company's current assets consisted of approximately $68,000 in cash and cash equivalents, approximately $576,000 in receivables due from factor, approximately $1,398,000 due from our packaging / supplier and approximately $286,000 in prepaid expenses and deferred taxes. Current liabilities at June 30, 2012 consist primarily of accounts payable and accrued expenses, purchase order financing and dividends payable in the amount of approximately $170,000.

For the six months ended June 30, 2012, we mainly used funds from operations to support our operations and payoff some of our debt. We were able to convert $250,000 of debt into equity. We raised $370,000 in cash through the issuance of convertible notes which was used to supplement operations and fund our packager supplier.

During the years ended December 31, 2011 and 2010, we met our liquidity needs primarily from financing activities. The Company raised approximately $1.5 million in cash via financing activity by: 1) selling preferred stock, raising approximately $0.9 million and 2) borrowing approximately $0.6 million through the sale of convertible notes. The Company loaned a significant portion the cash raise from financing activity, approximately $1.1 million, to our packager / supplier in order to assure supply and shipping activities would not be interrupted. The balance of funds were used to support a new product development and cover operational costs.

The following table summarizes our cash flows from operating investing and financing activities for the past three years:

	Six months ended June 30,	Six months ended June 30,	Year ended December 31,
	2012	2011	2011
Total cash provided by (used in):
Operating activities	(472,000)	(515,000)	(106,000)
Investing activities	(406,000)	(296,000)	(1,050,000)
Financing activities	478,000	1,238,000	1,452,000
Increase (decrease) in cash and cash equivalents	(400,000)	427,000	296,000

Management believes that, based on the anticipated level of sales, estimated to be approximately $6.0 to $8.0 million for 2012, and no significant increase in operational expense as compared to the 2011 calendar year spending of approximately $1.6 million, the Company can fund its current operational expenses for fiscal year 2012. Our gross profit margin is expected to continue to be in the range of approximately 25% and our outlays of cash for general and administrative costs are expected to be in the range of 5% to 7% of net sales. Current Research and Development costs are almost complete and any incremental spending in the R & D area will be funded from additional funds raised via equity instruments, as described below. To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for payment of our debt obligations. The Company negotiated an extension to January 31, 2014 of all debt due to mature in 2012. Additionally, management negotiated the conversion of $250,000 of long term notes into 2,000,000 shares of common stock. However, should the sales decline significantly, profits will decline and additional funding will be required and the Company can provide no guarantee that the funding will be realized.

Management plans to pursue sales and profit growth through (a) expansion of its distribution network, (b) development of new products (i.e. rapidly dissolving drug formulation pain relief products scheduled to ship in the fourth quarter of 2012), (c) an acquisition of a pharmaceutical packager/supplier and (d) acquisition of a pharmaceutical manufacturer. These future plans will be dependent upon securing additional sources of liquidity.

In March 2010, we entered into a product development, packaging and supply agreement with our current packaging supplier, Marlex Pharmaceuticals Inc., which develops and packages generic drug products. Under this agreement, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for a OTC product. The Company committed to invest $935,000 with Marlex Pharmaceuticals Inc. for the cost of developing these rapidly dissolving tablets. The Company completed the development of these rapid melt products in the first quarter of 2012. The development costs consisted of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyze and validate the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000). However, the Company estimates that it will need approximately $1.5 million of incremental funding for expenses required to launch these products. The funding for launching the rapid melt products will have to come from the sale of equity securities.

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

In October 2011 the Company received $250,000 for a convertible promissory note payable. The proceeds were used to fund the product development for pain relief disintegrating rapidly dissolving 80mg and 160mg tablets. This note was converted into 2,000,000 shares of the Company’s common stock on March 12, 2012 at $0.125 per share. Upon conversion, the royalty liability and debt discount of $53,186 associated with this note were bifurcated resulting in the elimination of both accounts. The holders of this converted note are entitled to a royalty of 4% on all sales of a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets from January 1, 2012 on until/unless the product line of these rapidly dissolving tables are sold to a third party.. The Company expects to start shipments of these products sometime after our fiscal third quarter 2012, which is when royalty payments are schedule to begin.

The Company has obtained a line of credit from Wells Fargo Bank to borrow up to $85,000. The line of credit has an interest rate of prime plus 1% through June 30, 2012 and prime plus 6.25% annually after June 30, 2012. This credit line will allow the Company to fund basic operation and also reduce any reliance on factoring the Company’s receivable, which will reduce possible future interest expense.

On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 3% payable monthly in cash, or common stock of the Company valued at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity, which is November 1, 2015. The principal portion of the notes can be converted, at the option of the holder, into common stock at any time during the term of the loan at the rate of $.25 per share. The note can be extended by mutual consent of the lender and the Company. In addition, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012. Collateral for this loan also included 200,000 shares of the Company’s common stock.

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

On August 6, 2012, the Company received $60,000 in net proceeds for a convertible promissory note. The note matures on May 8, 2013 and accrues interest at the rate of 8% per annum. The Note may be prepaid at any time subject to a prepayment penalty of up to 140% of the sum of the principal, accrued but unpaid interest and any other amounts due under the Note. On and after February 2, 2013 and until the maturity date or the full payment of the Note (whichever is later), the principal and all accrued but unpaid interest and any other amounts due under the Note are convertible into shares of the Company’s common stock. The conversion price is at a 42% discount to the average of the five lowest high bid prices for the Company’s common stock at the close of trading during the 10 trading day period prior to the date Asher delivers its notice of conversion. Under the Note, the Company may not declare and pay any dividends or repurchase any of its securities without Asher’s prior written consent, except for any dividends payable with respect to the outstanding shares of the Company’s Series A Preferred Stock.

These funding efforts will proceed but the Company can provide no guarantee that the funding will be realized.

Operating Activities

Net cash used by operating activities was approximately $472,000 for the six month period ended June 30, 2012, as compared to cash used by opening activities of approximately $515,000 for the six month period ended June 30, 2011, a decrease in cash used by operations of approximately $43,000. Use of cash from basic operations was approximately $49,000 for the six month period ended June 30, 2012, as compared to cash generated from basic operations of approximately $121,000 in the same period in 2011, a decrease of approximately $72,000 in the use of cash from basic operations. This decrease in cash generated from basic operation is mainly due to lower sales for the six month period in 2012 as compared to the same period in 2011. Sales for the six months ended June 30, 2012 were approximately $908,000 lower than the same period in the prior year, resulting in the gross margin to be approximately $472,000 lower for the six months ended June 30, 2012 compared to the same period in 2011. The other declines and increases in cash used from operations are a result of the following: (i) prepaid expense increased approximately $90,000 for the six month period ended June 30, 2012 as compared to an increase in prepaid expenses during the same period in 2011 of approximately $20,000, for an increase in use of cash of approximately $70,000; (ii) accounts receivable also increased approximately $372,000 for the six month period ended June 30, 2012, as compared to an increase of approximately $606,000 for the same period in 2011, resulting in a decline in the use of cash of approximately $234,000; (iii) accounts payable decreased approximately $59,000 for the six month period ended June 30, 2012, as compared to a decline in accounts payable of approximately $9,000 for the same period in 2011,resulting in a increase in the use of cash of approximately $50,000.

Investing Activities

For the six months period ended June 30, 2012, the Company used approximately $406,000 for investing activities, an increase of approximately $110,000. Investing activities mainly consisted of approximately $345,100 for the issuance of a note receivable to our contract / packager supplier to help support their operational costs which was an increase of approximately $49,000 over the same six months period in 2011. In 2012, the Company also invested approximately $66,000 in manufacturing equipment needed for the production of our new products to be launched in the second half of 2012.

Financing Activities

Net cash provided by financing activities was approximately $478,000 for six month period ended June 30, 2012 compared to approximately $1,238,000 for the same six month period in 2011, a decrease of approximately $760,000. Financing activities for the six months ended June 30, 2012 consisted of the following: (a) the Company paid down the balance on two convertible notes payable in the amount of $170,600, (b) the Company received the cash balance of $170,800 for subscription receivable, (c) the Company raised $370,000 from the issuance of convertible notes payable, of which $50,000 was from a related party and (d) the Company sold shares of common stock in the amount of $30,000, (e) purchase order financing raise a net amount of approximately $78,000. In six month period ended June 30, 2011, cash provided by financing activities consisted mainly of: (a) proceeds from the issuance of convertible preferred stock of approximately $912,000, (b) proceeds from convertible promissory notes of approximately $434,000, of which $20,000 was issued to a related party and (c) the sale of common stock in the amount of $5,600. These funds were used to fund operations and to pay down $114,000 due on a convertible promissory notes.

The following is a listing of our current financing.

On August 6, 2012, the Company received $60,000 in net proceeds for a convertible promissory note payable. The note matures on May 8, 2013 and accrues interest at the rate of 8% per annum. The Note may be prepaid at any time subject to a prepayment penalty of up to 140% of the sum of the principal, accrued but unpaid interest and any other amounts due under the Note. On and after February 2, 2013 and until the maturity date or the full payment of the Note (whichever is later), the principal and all accrued but unpaid interest and any other amounts due under the Note are convertible into shares of the Company’s common stock. The conversion price is at a 42% discount to the average of the five lowest high bid prices for the Company’s common stock at the close of trading during the 10 trading day period prior to the date Asher delivers its notice of conversion. Under the Note, the Company may not declare and pay any dividends or repurchase any of its securities without Asher’s prior written consent, except for any dividends payable with respect to the outstanding shares of the Company’s Series A Preferred Stock.

On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 1%, payable quarterly in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 1, 2015. The principal portion of the notes can be converted into common stock at any time during the term of the loan at the rate of $.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. In addition, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012. Collateral for this loan also included 200,000 shares of the Company’s common stock.

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

On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $100,000 convertible note payable, leaving a balance of $14,700. By mutual consent the maturity date was also extend from November 23, 2012 to January 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. $85,000 of this note was classified in the balance sheet as current in the December 31, 2011 balance.

On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $200,000 convertible note payable, leaving a balance of $114,700. By mutual consent the maturity date was also extend from November 23, 2012 to January 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. $85,000 of this note was classified in the balance sheet as current in the December 31, 2011 balance.

On March 12, 2012 the holder of two other convertible notes, totaling $300,000, agreed to extend the maturity dates of these notes to January 30, 2014 and also agreed to reduce the interest rate from 2% per month to 1% per month.

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

Commitments and Concentrations

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with a Marlex our contract packager and labeler for orally disintegrating tablets. The total value of this contract is $935,000. The Company has paid a total of approximately $744000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of June 30, 2012 and December 31, 2011. The project was completed during the first quarter of 2012 and the Company does not expect to incur any more charges toward this contract. Upon the commencement of product shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis. The Company anticipates launching this orally disintegrating tablet in the third fiscal quarter of 2012. The $200,000 deposit will be applied towards future royalty payments.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock are still entitled to a 4% royalty for upon the commencement of the shipment of a new Acetaminophen product developed by the Company for a pain relief orally disintegrating rapidly dissolving 80mg and 160mg tablets, per a non-current convertible notes payable agreement. All sales of the rapidly dissolving 80mg and 160mg tablets will be subject to this 4% royalty beginning January 1, 2012, and the Company expects the royalty payments to begin after the third quarter of 2012. The Company anticipates the launch of these rapidly dissolving tablets sometime after the third quarter of 2012. The royalty payments to the note holders have no minimum guarantee amounts and royalty payments will end only if and when the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets are sold to a third party.

The holder of a $50,000 convertible note payable issued by the Company on May 1, 2012 to a related party is entitled to royalty payments as follows: The Company shall pay to the lender a royalty of 0.09% on the first $25 million of sales of generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012. Collateral for this loan also included 200,000 shares of the Company’s common stock.

The holders of a $320,000 convertible note payable issued by the Company on May 7, 2012 is entitled to royalty payments as follows: The Company shall pay to the lender a royalty ranging from 2.6% to 3.5% on the first $25 million of sales of generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012. Collateral for this loan also included 1,400,000 shares of the Company’s common stock

The Company purchased 100% of its package product from one supplier for the six month period ended June 30, 2012 and during the years ended December 31, 2011 and 2010. A disruption in the availability of package product from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $1,913,000, or 76%, and approximately $3,177,000, or 93%, of its revenue from one customer during the six months ended June 31, 2012 and 2011, respectively. For the three months ended June 31, 2012 and 2011, the Company derived approximately $1,311,000 or 87% and 1,651,000 or 93%, of its revenue from one customer, respectively.

As of June 30, 2012, one customer accounted for approximately $519,000, or 91%, of the Company’s accounts receivable. As of December 31, 2011, one customer accounted for approximately $204,640, or 100% of the Company’s accounts receivable.

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

Stock based compensation - The Company adopted FASB ASC No. 718 “ Share -Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as determined by the board of directors since our stock is not publicly traded and the volume is immaterial. As of June 30, 2012 the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model. For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or to be provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable.

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

(a)   Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

(b)   Internal Controls Over Financial Reporting.  There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2012, the Company issued 20,000 restricted shares of its common stock to five directors in connection with services provided by such members of the board of directors for which we charged $2,000 to operations for the quarter ended June 30, 2012.

On April 24, 2012 and June 1, 2012, the Company issued an aggregate of 57,144 restricted shares of its common stock to the Company’s President and CEO for payment of his salary in lieu of cash compensation payments for services rendered during the month of April and May, respectively, for which we charged $10,000 to operations for the quarter ended June 30, 2012.

On May 25, 2012, the Company issued 400,000 restricted shares of its common stock to Sarav Patel and 500,000 restricted shares of its common stock to Samir Patel for services rendered under their respective consulting agreements with the Company. These services were valued at $40,000 and $50,000, respectively. Sarav and Samir Patel have controlling interest in Marlex Pharmaceuticals, Inc.

On May 25, 2012, the Company issued 37,500 restricted shares of its common stock to Robert Rabinowitz and 37,500 restricted shares of its common stock to David Goodfriend. The shares were issued a retainer fee under an agreement the Company entered into with JH Darbie & Co., Inc. for investment banking and placement agent services. Messrs. Goodfriend and Rabinowitz are principals of JH Darbie & Co., Inc. These services were valued at $7,500.

The shares of the Company’s common stock issued to its outside directors and the Company’s Chief Executive Office qualified for an exemption under Section 4(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction

The shares of the Company’s common stock issued to Sarav Patel, Samir Patel, Robert Rabinowitz and David Goodfriend qualified for an exemption under Section 4(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISLCOSURES

 Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

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

