Form 10-Q
period 2012-09-30
ScripsAmerica, Inc.
filed 2012-11-02
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

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

Yes ☐    No ☒

As of October 29, 2012, the registrant had 56,194,972 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCRIPSAMERICA, INC.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$142,541	$467,505
Receivable, net due from factor	486,224	204,640
Inventory	479,975	–
Prepaid expenses and other current assets	215,772	46,300
Deferred tax asset	168,800	41,200
Total Current Assets	1,493,312	759,645
Property and Equipment	66,184	–
Other Assets
Loan receivable - vendor	1,333,618	1,052,636
Notes receivable - related party - net	–	6,055
Deposits	200,000	200,000
Total Other Assets	1,533,618	1,258,691
TOTAL ASSETS	$3,093,114	$2,018,336

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$63,532	$35,620
Purchase order financing - related party	220,575	–
Royalty payable	–	53,186
Preferred Stock dividends payable	83,440	20,860
Current portion of long-term debt	109,538	–
Convertible notes payable	63,000	170,000
Total Current Liabilities	540,085	279,666
Non-Current Liabilities
Convertible notes payable - related parties	130,000	80,000
Convertible notes payable - net of discount of $0 and $55,269, respectively	719,400	624,731
Long-term debt, less current portion	381,790	–
Total Non-Current Liabilities	1,231,190	704,731
Total Liabilities	1,771,275	984,397
Commitments and Contingencies
Series A Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding	1,043,000	1,043,000
Stockholders' Equity (Deficit)
Common stock - $0.001 par value; 150,000,000 shares authorized; 56,024,972 and 52,521,684 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	56,025	52,522
Subscription Receivable	–	(170,800)
Additional paid-in capital	990,404	494,487
Accumulated deficit	(767,590)	(385,270)
Total Stockholders' Equity (Deficit)	278,839	(9,061)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,093,114	$2,018,336

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended, September 30,		For the nine months ended, September 30,
	2012	2011	2012	2011

Product Sales - net	$1,014,472	$1,525,928	$3,522,251	$4,942,255

Cost of Goods Sold	907,328	1,186,425	2,948,528	3,663,938

Gross Profit	107,144	339,503	573,723	1,278,317

Selling, General and Administrative Expenses	449,375	293,019	845,657	663,578
Research and Development	5,555	99,797	31,968	541,291

Total Operating Expenses	454,930	392,816	877,625	1,204,869

Income (Loss) from Operations	(347,786)	(53,313)	(303,902)	73,448

Other Expenses
Interest expense	(61,245)	(54,501)	(141,459)	(204,964)
Loss Before Provision for Income taxes	(409,031)	(107,814)	(445,361)	(131,516)

Provision (Benefit) for Income Taxes	(108,000)	1,000	(125,621)	5,500

Net Loss	$(301,031)	$(108,814)	$(319,740)	$(137,016)

Preferred Stock Dividend	(20,860)	(20,860)	(83,440)	(41,720)

Net Loss Available to Common Shareholders	(321,891)	(129,674)	(403,180)	(178,736)

Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Basic and Diluted	56,001,798	51,970,789	54,793,623	49,265,066

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

For the nine months ended September 30, 2012 (unaudited)

	Common Stock		Subscription	Additional Paid-In	Retained Earnings	Stockholders'
	Shares	Amount	Receivable	Capital	(Deficit)	Equity
Balance - December 31, 2011	52,521,684	$52,522	$(170,800)	$494,487	$(385,270)	$(9,061)
Payment received for stock subscription			170,800			170,800
Common stock issued for cash	300,000	300	–	29,700	–	30,000
Common stock issued for services - BOD	64,000	64	–	10,816	–	10,880
Common stock issued for services - employees	114,288	114	–	19,886	–	20,000
Common stock issued for conversion of convertible note payable	2,000,000	2,000	–	248,000	–	250,000
Common stock issued for services - non employees	1,025,000	1,025	–	108,475	–	109,500
Accrued dividends on convertible preferred stock	–	–	–	–	(62,580)	(62,580)
Warrant issued for services	–	–	–	79,040		79,040
Net Loss	–	–	–	–	(319,740)	(319,740)
Balance - September 30, 2012	56,024,972	$56,025	$–	$990,404	$(767,590)	$278,839

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(319,740)	$(137,016)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible notes payable	2,083	29,984
Common stock issued for services	67,594	102,500
Common stock warrants issued for services	2,470	54,809
Deferred Income tax	(127,600)
Change in operating assets and liabilities
(Increase) decrease in:
Receivable due from factor	(281,584)	(369,292)
Prepaid expenses and other current assets	(20,116)	111,401
Inventory	(9,400)
Increase (decrease) in:
Accounts payable and accrued expenses	27,912	12,473
Cash used in operating activities	(658,381)	(195,141)

Cash Flows from Investing Activities
Payment received from note receivable	6,055	1,681
Purchase of manufacturing equipment	(66,184)
Issuance of loan to vendor	(530,982)	(613,284)
Cash used in investing activities	(591,111)	(611,603)

Cash Flows from Financing Activities
Proceeds from Issuance of common stock	30,000	5,800
Proceeds from issuance of convertible preferred stock - net	–	912,369
Proceeds from convertible notes payable	383,000	414,000
Proceeds from convertible notes payable - related party	50,000	20,000
Payment for convertible notes payable	(200,600)	(114,000)
Proceeds from note payable - related party	500,001	–
Payment for note notes payable	(8,673)	–
Payment for dividends	–	(20,860)
Collection of stock subscription receivable	170,800	5,200
Cash provided by financing activities	924,528	1,222,509

Net Increase (Decrease) in Cash and Cash Equivalents	(324,964)	415,765

Cash and Cash Equivalents - Beginning of period	467,505	171,898

Cash and Cash Equivalents - End of period	$142,541	$587,663

Supplemental Disclosures of Cash Flow Information
Cash Paid:
Income Taxes	$–	$4,200
Interest	121,389	120,881
Noncash financing and investing activities:
Conversion of note payable for common stock	$250,000	$–
Warrants issued for services	79,040	–
Accrued Preferred Dividend payable	62,580	20,860
Common stock issued for services	140,380	–
Common stock subscription	–	176,000
Common stock issued in connection with the issuance of convertible note payable	–	25,000
Inventory paid by reduction in loan receivable from vendor	250,000	–
Inventory paid by purchase order direct financing	220,575	–

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements (Unaudited)

For the nine months ended September 30, 2012

1 –	Basis of Presentation

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

2 –	Summary of Significant Accounting Policies

A summary of significant accounting policies follows:

a.	Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.	Revenue Recognition – Revenue is recognized when product is shipped from our contract packager (Marlex Pharmaceuticals Inc.) to our customers’ warehouses, mainly McKesson, and is adjusted for any charge backs received from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue for the corresponding period is reduced accordingly.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customer assures that collectability is reasonable assured.

c.	Research and Development – Expenditures for research and development associated with contract research and development provided by third parties are expensed as incurred. The Company had charges of $5,555 and 99,797 for the three months ended September 30, 2012 and 2011, respectively and $31,968 and $541,291 for the nine months ended September 30, 2012 and 2011, respectively.

d.	Receivable Due From Factor – Accounts receivable are stated at estimated net realizable value and net of accounts receivable sold subject to charge-back. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts and historical collection information. Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. The Company entered into an accounts receivable factoring facility agreement in June 2012. As of September 30, 2012, gross receivable were $616,513 of which $122,113 was sold to a factor and of which $8,175 was recorded as an allowance for contract adjustments, for a net receivable balance of $486,224. As of December 31, 2011, there were no receivables factored and the net receivable balance was $204,640.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements (Unaudited)

For the nine months ended September 30, 2012

e.	Inventory – Inventory is stated at lower of cost or market method and consists of only purchased finished goods. The Company’s inventory balance at September 30, 2012 was $479,975 and the Company had no inventory as of December 31, 2011. Inventories consist primarily of OTC products, and $259,399 of the current inventory balance is needed in order to meet the minimum required inventory levels. The inventory has an expiration date of over one year as of September 30, 2012, so the Company has not estimated any costs for obsolete or slow moving products.

f.	Income Taxes – The Company provides for income taxes using an asset and liability based approach for reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

g.	Stock-Based Compensation – The Company adopted ASC No. 718 “Share-Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value of the stock as determined by the board of directors prior to the Company becoming a publicly traded Company. As of September 30, 2012 the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or to be provided or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees the fair value at the grant date is used to value the expense. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,
•	the expected term of the option or warrant,
•	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,
•	the expected volatility of our common stock,
•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future),
•	the risk free interest rate for the expected option or warrant term, and
•	the expected forfeiture rate.

h.	Earnings (Loss) Per Share – Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings (loss) per share when the Company reports a loss because to do so would be anti-dilutive. As of September 30, 2012, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants convertible into 707,012 shares and notes payable convertible into 3,902,215 shares of common stock.

i.	Advertising Costs – The Company expenses the costs associated with advertising as they are incurred. The Company incurred adverting expenses in the amount of $19,400 and $47,625 for the three and nine months ended September 30, 2012, respectively. The Company incurred no advertising expenses in 2011.

j.	Reclassification – Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 condensed financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements (Unaudited)

For the nine months ended September 30, 2012

3 –	Loan Receivable – Vendor

During the nine months ended September 30, 2012, the Company loaned an additional $530,982 to Marlex Pharmaceuticals Inc., our contract packager, of which $250,000 of that loan was paid back in the form of a non-cash transaction to purchase inventory. The loan to Marlex is unsecured, non-interest bearing and has no stipulated repayment terms as the loan was made pursuant to an oral agreement. On September 11, 2012, the Company signed a letter of intent to purchase Marlex Pharmaceuticals. See footnote 10 for details. Under the letter of intent agreement, upon closing of the purchase of Marlex, in this loan will be eliminated if the conditions to closing are met. However, if Marlex neglects, fails or refuses to close, then all amounts owed by Marlex to the Company shall become immediately due and payable with interest (at the rate of 3.5% per annum).

4 –	Loans and Convertible Notes Payable

The loans and convertible notes payable consist of the following:

		September 30, 2012	December 31, 2011
Convertible note	(a)	63,000	–
Convertible note	(b)	290,000	–
Convertible note	(c)	14,700	100,000
Convertible note	(d)	114,700	200,000
Convertible notes	(e)	300,000	244,731	*
Convertible note	(f)	–	250,000
Convertible note - Related party	(g)	80,000	80,000
Convertible note - Related party	(h)	50,000	–

Term loan - Related party	(i)	491,328	–
Line of Credit	(j)	–	–

Total Loan and notes payable		1,403,728	874,731
Less current maturities		(172,538)	(170,000)
Long-term debt		1,231,190	704,731

* = Discounted amount $55,269

(a) On August 6, 2012, the Company entered into a securities purchase agreement with Asher Enterprises Inc. (“Asher”) pursuant to which Asher purchased from the Company an 8% convertible note in the principal amount of $63,000 (the “Note”). The Company received net proceeds of $60,000 from the sale of the Note (and $3,000 was used to pay the investor’s legal fees).

The Note is due on May 8, 2013 and accrues interest at the rate of 8% per annum. The Note may be prepaid at any time subject to a prepayment penalty of up to 140% of the sum of the principal, accrued but unpaid interest and any other amounts due under the Note.

On and after February 2, 2013 and until the maturity date or the full payment of the Note (whichever is later), the principal and all accrued but unpaid interest and any other amounts due under the Note are convertible into shares of the Company’s common stock. The conversion price is variable and represents a 42% discount to the average of the five lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior to the date Asher delivers its notice of conversion. Under the Note, the Company may not declare and pay any dividends or repurchase any of its securities without Asher’s prior written consent, except for any dividends payable with respect to the outstanding shares of the Company’s Series A Preferred Stock.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements (Unaudited)

For the nine months ended September 30, 2012

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

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares which we have deemed to be an instrument which requires us to value an embedded derivative. The Company has determined that the impact of accounting for the embedded feature under ASC 480 not be material therefore it has not been accounted for as a derivative. The fair value of this derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of .14 to .17% and expected life of 9 and 7 months. The fair value of the derivative at the date issued amounted to approximately $61,000 and was revalued at September 30, 2012 to be approximately $58,000. The debt discount associated with this derivative equals the fair value of the derivative and would have been amortized over the life of the note.

(b) On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable. In September 2012 the Company prepaid $30,000 of the principal and by mutual consent the holder of the note and the Company agreed to reduce the monthly interest expense to 1% from 2%, in cash, or common stock of the Company at $0.25 per share, at the option of the lender effective July 2012. The maturity date of this note was also extended two months until January 7, 2014. There is no required principal payment on the note until maturity which is January 7, 2014. The principal portion of the notes can be converted into common stock at any time during the term of the loan at the rate of $.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Marlex Pharmaceuticals, our re- packager/ supplier also co-signed this note. In addition, the Company shall pay to the lender a royalty ranging from 2.6% to 3.5% on the first $25 million of sales of a generic prescription drug under distribution contracts with a Federal government agency. Payments for royalty’s will be paid quarterly commencing December 31, 2012. Collateral for this loan also includes 1,400,000 shares of the Company’s common stock.

(c) On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $100,000 convertible note payable, leaving a balance of $14,700. By mutual consent the maturity date was also extended from November 23, 2012 to January, 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

(d) On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $200,000 convertible note payable, leaving a balance of $114,700. By mutual consent the maturity date was also extend from November 23, 2012 to January 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

(e) Also on March 12, 2012 the holder of two other convertible notes, totaling $300,000, agreed to extend the maturity dates of these notes to January 30, 2014 and also agreed to reduce the interest rate from 2% per month to 1% per month.

(f) On March 12, 2012, the holders of a $250,000 long-term convertible note elected to convert the convertible note into 2,000,000 shares of the Company’s common stock. At the time of conversion the Company changed the conversion price from $0.25 per share to $0.125 per share of common stock resulting in an additional one million shares being issued per the original loan agreement. At the time of the conversion the fair value of the Company’s stock was below the revised $0.125 conversion price, consequently the Company did not have to record any extra expense for this beneficial conversion feature. This reduction in price for this conversion was not offered on any other convertible debt which the Company holds. Upon conversion, the royalty liability and debt discount of $53,186 associated with this note were bifurcated resulting in the elimination of both accounts. The Company anticipates launching this orally disintegrating tablet for which a 4% royalty payment is due after the third fiscal quarter of 2012.

(g) In March 2012, the Company and a lender, a company owned by the Company’s president and CEO, mutually agreed to extend the maturity date of $80,000 of notes to January 30, 2014 and decrease the monthly interest rate from 2% per month to 1% per month effective October 1, 2012. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements (Unaudited)

For the nine months ended September 30, 2012

(h) On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 1, 2016. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Marlex Pharmaceuticals, our re- packager/ supplier also co-signed this note. In addition, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012. Collateral for this loan also includes 200,000 shares of the Company’s common stock.

Interest expense associated with notes (a) to (h) for the three months and nine months ended September 30, 2012 and 2011 was $29,622 and $89,493 and $48,100 and $132,807, respectively.

(i) On August 15, 2012, the Company entered into a four year term loan agreement in the amount of $500,001 with Development 72, LLC (a related party) for the purpose of funding the inventory purchases of RapiMed rapidly dissolving formulation products. This loan bears interest at the rate of 9% per annum, with 48 equal monthly installments of interest and principal payments of $12,442 and matures on August 15, 2016. The Company may prepay the loan, in full or in part, subject to a prepayment penalty equal to 5% of the amount of principal being prepaid. The loan is secured by the assets of the Company.

In addition to the monthly loan repayments, during the 48 month period ending August 15, 2016, and regardless if the loan is prepaid in full, the Company will pay to Development 72 a royalty equal to one percent (1%) of all revenues that the Company receives from the Company’s sale or distribution of its RapiMed rapidly dissolving formulation products. The royalty payments will be made quarterly and are subject to a fee for late payment or underpayment.

Development 72 is a related party because it is the holder of record of 2,990,252 shares of the registrant’s Series A Preferred Stock which is convertible into 5,980,504 shares of the registrant’s common stock (representing approximately 10.6% of the outstanding shares). In addition, the manager of Development 72, Andrius Pranskevicius, is a member of the registrant’s board of directors.

In the event of a default, the interest rate on the loan will increase to 13% for as long as the default continues. Under the term loan, a default will occur upon (i) non-payment of a monthly installment or non-performance under the note or loan agreement, which is not cured within ten (10) days of written notice of such non-payment or nonperformance from Development 72, (ii) a materially false representation or warranty made to Development 72 in connection with the loan, (iii) a bankruptcy or dissolution of the registrant or (iv) a change of control of the registrant or an acquisition of an entity or business by the Company without the affirmative vote of Andrius Pranskevicius as a board member of the registrant.

The Company is subject to various negative covenants, including, but not limited to, (i) restrictions on secured loans (subject to certain exceptions), (ii) judgments against the Company in excess of $25,000, (iii) prepayment of any long-term debt of the registrant other than promissory notes held by certain investors in the registrant, and (iv) repurchases by the registrant of outstanding shares of its common stock.

The loan agreement also provides certain financial covenants which limit the amount of indebtedness the Company may incur until the loan to Development 72 is repaid and restricts the payment of any dividends on its capital stock except for dividends payable with respect to the registrant’s outstanding shares of its Series A Preferred Stock.

Interest expense associated with this note for the three months and nine months ended September 30, 2012, was $3,750. The outstanding balance at September 30, 2012, was $491,308, with the current liability balance of $109,538.

(j) On October 19, 2011, the Company was approved for a line of credit from Wells Fargo Bank. This line of credit will allow the Company to borrow up to a maximum of $85,000, at an interest rate of prime plus 1% through June 30, 2012, and prime plus 6.25% annually after June 30, 2012. The line is secured by a personal guarantee by the Company’s CEO. During the nine months period ended September 30, 2012, the Company borrowed funds ranging from $10,000 to $65,000 but these borrowings were repaid in full as of September 30, 2012. Consequently there was no outstanding balance related to this line of credit. The Company incurred interest expense of $147 and $520 for the three and nine months period ended September 30, 2012, respectively.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements (Unaudited)

For the nine months ended September 30, 2012

5 –	Convertible Preferred Stock

Convertible Preferred Stock

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to one investor. The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and be paid on March 31, June 30, September 30 and December 31. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744). (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issues non-exempted common shares at a price below $.1744. At September 30, 2012 these convertible preferred stock shares can be converted into 5,980,504 shares of the Company’s common stock. (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing. (f) Exempted securities – no anti-dilution protection for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

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

Since this Series A Preferred Stock has a liquidation preference which is outside the control of the Company it was not recorded in the Shareholders' Equity section of our balance sheet, but rather is shown as a liability in the balance sheet per SEC rules and regulations. Because we also had a loss for 2011 and we have a retained deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability. We had stockholders’ equity of $278,839 at September 30, 2012, but we did not record a profit for the nine months ended September 30, 2012. Unless we generate net income in remaining period in 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid.

6 –	Stockholders’ Equity (Deficit)

Common Stock

The Company issued 300,000 restricted shares of common stock for cash proceeds of $30,000 during the nine months period ended September 30, 2012.

In March 2012, the Company received payment for the balance of the outstanding common stock receivable, $170,800. The sales of these common stock shares were recorded as a stock subscription receivable, contra equity account, to the equity section of the balance sheet in April 2011.

On May 25, 2012, the Company issued 400,000 restricted shares of its common stock to Sarav Patel and 500,000 restricted shares of its common stock to Samir Patel for services rendered under their respective consulting agreements with the Company. These services were valued at $40,000 and $50,000, respectively. Sarav and Samir Patel have a controlling interest in Marlex Pharmaceuticals, Inc. During the nine month period ended September 30, 2012, the Company charged its operations $30,000, with $60,000 to be amortized over the next eleven months for services to be provided.

On May 25, 2012 the Company issued 75,000 shares of its common stock in connection with services provided by non-employees, these services were valued at $7,500. During the nine month period ended September 30, 2012, the Company charged its operations $5,000, with $2,500 to be amortized over the next two months for services to be provided.

On July 27, 2012 the Company issued 50,000 shares of its common stock in connection with services provided by non-employees, these services were valued at $12,000. During the nine month period ended September 30, 2012, the Company charged its operations $1,714, with $10,286 to be amortized over the next fourteen months for services to be provided.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements (Unaudited)

For the nine months ended September 30, 2012

The Company issued 64,000 restricted shares of its common stock in connection with services provided by members of the board of directors during the nine months period ended September 30, 2012. The Company charged its operations for the three and nine months ended September 30, 2012, $7,680 and $10,880 respectively.

The Company issued 114,288 restricted shares of its common stock to the Company’s President and CEO for payment of his salary in lieu of cash compensation payments for services rendered during the nine months period ended September 30, 2012. These services were valued at $20,000 and the Company charged its operations for the three months and nine months ended September 30, 2012 $0 and $20,000, respectively.

On March 12, 2012, the holders of a long-term note payable in the amount of $250,000 elected to convert the convertible note payable into 2,000,000 shares of the Company’s common stock. See note 4 (f) above for additional details

Warrants

On August 15, 2012, the Company issued 228,572 common stock warrants to a third party vendor as part payment for services provided. These warrants have a strike price of $0.39, are 100% vested and have a contractual life of 5 years, expiring on August 14, 2017. The Company calculated the fair value of the warrants to be $79,040, using the Black-Scholes option pricing model. The fair value of $79,040 will be amortized over a 48 month period. The Company recorded an expense of $2,470 for both the three and nine months ended September 30, 2012. The assumptions used in computing the fair value are a closing stock price of $0.39, expected term of 5 years. Also since the Company does not have a history of stock prices over 5 years the Company used the expected volatility of three peer entities within our sector whose share or option price are publicly available, per Staff Accounting Bulletin topic 14 interpretations and guidance. The average of the three comparable companies was used to determine that the expected volatility of 140.75%, while the risk free rate was estimated to be .78%.

7 –	Commitments and Contingencies

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with Marlex our contract packager and labeler for orally disintegrating tablets. The total value of this contract is $935,000. The Company has paid a total of approximately $744,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of September 30, 2012 and December 31, 2011. The project was completed during the first quarter of 2012 and the Company does not expect to incur any more charges toward this contract. Upon the commencement of product being shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis. The Company anticipates launching this orally disintegrating tablet after the third fiscal quarter of 2012. The $200,000 deposit will be applied towards future royalty payments.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see footnote 4 (f) for details) are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party.

On September 27, 2012, the Company entered into a 12 month service/consulting agreement with Olympic Capital Group (“OCG”) for the purpose and intent to introduce the Company to sources which can help the Company grow its business through joint ventures, purchase orders, licensing and/or royalty agreements, marketing the Company’s products, and/or to sell its business.

The fees associated with the OCG agreement are as follows:

a)	The Company agrees to pay a cash consulting fee of 8% of the gross revenue derived by the Company for any transaction enters into from a source that OCG introduced. Such transaction are a joint venture, or a licensing or royalty agreement, or other agreement involving the sales or licensing or royalty or other revenue-producing agreement regarding the Company’s products or technology or services.
b)	The Company agrees in consideration for OCG’s services, upon signing the consulting agreement to issue OCG a total of 150,000 restricted common stock shares. These shares were issued in October 2012.
c)	In the event that the Company completes a transactions described in section (a) above, then, in the event that the Company subsequently is acquired or sells its assets, or mergers with another company, the Company agrees to pay a cash consulting fee equal to 6% of the purchase price.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements (Unaudited)

For the nine months ended September 30, 2012

d)	If any transaction set forth in section (a) or (c) above consists of any payments to be made to the Company and/or shareholders or affiliates in the future, the Company agrees that a the consulting fee is due and payable to OCG and is payable upon receipt of such consideration.
e)	When a transaction described in section (a), (c), (d) above is completed, then in addition to the compensation described above the Company agrees to pay OCG a monthly consulting fee of $5,000 for a 24 month period beginning on the first day of the first month after the closing of the transaction.
f)	Also when a transaction described in section (a), (c), (d) above is completed, the Company agrees to an equity interest payment of 6% of the combined present and projected future value of the transaction, which value will be ascertained and delivered to the Company and OCG at least ten days before the closing of the proposed transaction.

In September 2012, the Company announced that Marlex Pharmaceuticals, Inc., which signed a Letter of Intent to be acquired by the Company, has secured an 8-year $79 million pharmaceutical distribution contract with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA). During the three months ended September 30, 2012, Marlex Pharmaceuticals began shipping under distribution contract with the DLA.

Marlex Pharmaceuticals’ DLA contract calls for a minimum purchase amount of $25 million over the next 2-3 years. The DLA has awarded Marlex Pharmaceuticals the contract based on its ability to provide specified pharmaceuticals at competitive prices. ScripsAmerica, upon the finalization of its acquisition of Marlex Pharmaceuticals, will gain 100% ownership of the pharmaceutical distribution contract and its subsequent revenues will be consolidated with the Company’s revenues. The Company expects to complete the acquisition of Marlex by December 2012. The DLA contract requires Marlex to maintain a ten day inventory supply level for various products. The Company estimates this minimum inventory supply level to be approximately $200,000 to $400,000.

8 –	Purchase Order Financing with related party

In June 2012, the Company entered into a purchase order finance agreement with Development 72, which is controlled by a stockholder of the Company, who is also a member of the Board of Directors. The agreement will allow the Company to borrow up to a maximum of $500,000, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During 2012, the Company financed $465,904 of its purchase orders and incurred an interest expense of $12,787 and $14,133 for the three and nine months period ended September 30, 2012, respectively. As of September 30, 2012, the unpaid purchase order finance balance was $220,575.

9 –	Concentrations

The Company purchased 52% and 80% of its product packaging from Marlex during the three and nine months periods ended September 30, 2012 and 100% for the same three and nine month periods in 2011. A disruption in the availability of product packaging from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $3,579,000, or 88%, from two customers, of this total one customer accounted for 71% and the other 17% during the nine months ended September 30, 2012. For the nine months ended September 30, 2011 one customer accounted for approximately $4,542,000, or 86%, of the total revenue. For the three months ended September 30, 2012, the Company derived all of our revenue from three customers, 58%, 25% and 17%, respectively. For the three months ended September 30, 2011 all of our revenue came from one customer.

As of September 30, 2012, one customer accounted for approximately 55%, of the Company’s accounts receivable, another customer accounted for approximately 27% and a third accounted for 18% of the Company’s accounts receivable. As of December 31, 2011, one customer accounted for 100% of the Company’s accounts receivables.

10 –	Marlex material Definitive Agreement

On September 11, 2012, the Company entered into a letter of intent with Marlex Pharmaceuticals, Inc. (“Marlex”) and its principals to acquire all of the outstanding shares of Marlex. The purchase price for Marlex is approximately $10.9 million, $4.5 in cash, $1.4 for the vendor loan which will be converted into a capital contribution and $5 million will be paid by the issuance of restricted shares of the registrant’s common stock. The number of shares of the Company’s common stock to be issued to the shareholders of Marlex will be based on the purchase price divided by the lesser of (i) $0.338, which is the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ended September 11, 2012 and (ii) the average closing price of the registrant’s common stock on the OTC Bulletin Board for the five day period ending on the date of the closing of the merger (but in no event less than $0.174 per share). The Company’s board of directors approved the acquisition of Marlex under the letter of intent based upon an appraisal from Corporate Valuation Advisors, Inc., which valued Marlex’s business at $12.5 million.

SCRIPSAMERICA, INC.

Condensed Notes to Financial Statements (Unaudited)

For the nine months ended September 30, 2012

The closing of the merger is subject to (i) the parties entering into a definitive agreement and plan of merger, (ii) Marlex delivering to the Company audited financial statements for the year ended December 31, 2011 and unaudited financial statements for the six months ended June 30, 2012 reviewed by an independent auditor and (iii) the Company securing financing to pay off Marlex’s existing bank debt (which is estimated to be between $4 million - $5 million). The closing must occur on or before December 31, 2012, but the Company may postpone the closing to no later than February 28, 2013 if the Company requires additional time to (a) meet SEC filing requirements for the acquisition of Marlex (such as preparing consolidated financial statements and/or pro forma financial statements) or (b) secure the financing to pay off Marlex’s existing bank debt.

Upon the closing of the merger, Marlex will be a wholly-owned subsidiary of the Company and the current management of Marlex will remain as the management of Marlex. Additionally, at the closing, the executive officers of Marlex will enter into employment agreements consistent with those given to executive officers of the registrant, subject to review and approval by the Compensation Committee of the registrant’s board of directors.

If the conditions to closing are met and Marlex neglects, fails or refuses to close, then (a) all amounts owed by Marlex to the Company shall become immediately due and payable with interest (at the rate of 3.5% per annum) and (b) Marlex shall pay the registrant a break-up fee of $25,000 plus legal and accounting fees and costs incurred by the registrant with respect to the transaction and all other costs, expenses and losses of the registrant.

The Company also has a right of first refusal if Marlex receives an offer from a third party to acquire Marlex prior to the closing.

11 –	Subsequent Events

On October 22, 2012, the Company entered into a securities purchase agreement with Auctus Private Equity Fund (“Auctus”) pursuant to which Asher purchased from the Company an 8% convertible note in the principal amount of $52,750 (the “Note”). The Company received gross proceeds of $50,000 from the sale of the Note (and $2,750 was used to pay the investor’s legal fees).

The Note is due and payable on July 22, 2013 and accrues interest at the rate of 8% per annum. The Note may be prepaid at any time subject to a prepayment penalty ranging from 115% to 140% of the sum of the principal, accrued but unpaid interest and any other amounts due under the Note.

On and after April 20, 2013 and until the maturity date or the full payment of the Note (whichever is later), the principal and all accrued but unpaid interest and any other amounts due under the Note are convertible into shares of the Company’s common stock. The conversion price is at a 35% discount to the average of the two lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior to the date Auctus delivers its notice of conversion. Under the Note, the Company may not declare and pay any dividends or repurchase any of its securities without Auctus’s prior written consent, except for any dividends payable with respect to the outstanding shares of the Company’s Series A Preferred Stock.

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

Overview

We are ScripsAmerica, Inc., and were incorporated in the State of Delaware on May 12, 2008. We are a healthcare services company focused on efficient supply chain management, from strategic sourcing to delivering niche generic pharmaceuticals to market.  We primarily engage in the sale of generic pharmaceutical drugs through our main customer, McKesson Corporation (“McKesson”), the largest pharmaceutical distributor in North America, to a wide range of end users across the health care industry, including retail pharmacies, long-term care sites, hospitals, and government and home care agencies, located throughout the United States. Current therapeutic categories include pain, arthritis, prenatal, urinary and hormonal replacement drugs.  Marlex Pharmaceuticals, Inc., (“Marlex”), is our primary supplier for our packaging, distribution, warehouse and customer service needs and was our only supplier until July of 2012 when we began purchasing inventory from another supplier in order to be prepared for future sales order.

The United States constitutes the largest market in the world for generic pharmaceuticals, and its aging population represents a key driver for the growth of the global pharmaceuticals and domestic consumer products markets.  Competitive pressures among U.S. generics providers are continuing to increase as a result of the number of new market entrants growing faster than the generics market as a whole, leading to cost competition on the manufacturing side and squeezed profit margins.  On the sales side, generics prices are eroding due to low-cost suppliers from India and China capturing market share, as well as the success of health insurers and health maintenance organizations in negotiating lower reimbursement rates.  Finally, large direct purchase customers such as chain drugstores demand product variety and reliability of supply that allows them to lower their inventory levels. We compete in the current environment by providing a low cost system of broad-based marketing, sales, and distribution capabilities for generics, branded pharmaceuticals, over the counter medicines, vitamins, and nutraceuticals.   A significant percentage of the Company’s sales are to one customer, McKesson.  For the year ended December 31, 2011 and the nine months ended September 30, 2012, McKesson accounted for approximately 76% and 71% of our sales, respectively, and Cutis Pharma, MedVet and the DLA Distribution accounted for the remainder of our sales. The Company expects sales during 2012 will be similarly concentrated, with McKesson accounting for approximately 70% to 90% of the total sales.

On September 11, 2012, the Company entered into a letter of intent with Marlex Pharmaceuticals, Inc. (“Marlex”) and its principals to acquire all of the outstanding shares of Marlex. The purchase price for Marlex is approximately $10.9 million, $4.5 in cash, $1.4 for the vendor loan which will be converted into a capital contribution and $5 million will be paid by the issuance of restricted shares of the Company’s common stock. The number of shares of the Company’s common stock to be issued to the shareholders of Marlex will be based on the purchase price divided by the lesser of (i) $0.338, which is the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ended September 11, 2012 and (ii) the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ending on the date of the closing of the merger (but in no event less than $0.174 per share). The Company’s board of directors approved the acquisition of Marlex under the letter of intent based upon an appraisal from Corporate Valuation Advisors, Inc., which valued Marlex’s business at $12.5 million. The closing of the acquisition must occur before December 31, 2012, but the Company may postpone the closing to no later than February 28, 2013.

In September 2012, the Company announced that Marlex Pharmaceuticals, Inc., which entered into a binding Letter of Intent to be acquired by the Company, secured an 8-year, $79 million pharmaceutical distribution contract with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA). On September 30, 2012, Marlex Pharmaceuticals began shipping its first order on this distribution contract with the DLA.

The DLA contract with Marlex Pharmaceuticals Inc. calls for a minimum purchase amount of $25 million over the next 2-3 years. The DLA awarded Marlex Pharmaceuticals the contract based on Marlex’s ability to provide specified pharmaceuticals at competitive prices. Upon the closing of the Company’s acquisition of Marlex Pharmaceuticals, the revenues of the DLA contract will be consolidated with the Company’s revenues.

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

In March 2010, we entered into a product development, manufacturing and supply agreement with our contract supplier/packager, Marlex, which develops generic and over the counter (OTC) drug products.  Under this agreement, we are developing a children’s pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for OTC products.  We have committed to investing approximately $935,000 with Marlex for the cost of developing these rapidly dissolving tablets. We completed the development of these rapid dissolving products in the first quarter of 2012.  The development costs consisted of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($400,000), (iii) analyze and validate the ODT formula and test sample batches ($94,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($50,000).   However, we estimate that we will need approximately $1.5 million of incremental funding for expenses required to launch these products.  The funding for launching the rapid melt products will have to come from the sale of equity securities, preferred and/or common stock securities and debt financing.

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

We have identified Compound SA 1022, a non-steroidal anti-inflammatory drug, as our initial drug candidate for the DESI program approval. We estimate that the Company will need to raise approximately $2.0 million to $3.0 million for clinical trials to obtain FDA approval of Compound SA 1022 under the DESI program.  This funding is also expected to come from the sale of equity securities, preferred and/or common stock securities.  We met with the FDA on August 9, 2011 to determine what must be submitted in order to gain approval by the FDA for Compound SA1022.  The FDA discussed with us what kind of clinical trials and safety data we would need to submit for Compound SA 1022 based on whether we would use it for acute pain (an OTC use) or chronic pain (a prescription use).  We received a written summary of the meeting from the FDA on September 9, 2011.    We have met with our consultants, advisors and legal staff to draft a response to the FDA meeting minutes. We have requested clarification from the FDA in regard to their requirements to get approval for Compound SA 1022, in particular the clinical testing requirements/studies, because there are conflicts in the FDA’s position on this issue. On January 13, 2012 we submitted a proposal to the FDA outlining the steps we intended to take in order to move the approval process forward. Currently, we have put this project on hold due to lack of funding and the projected incremental costs it would take to bring the compound to market. We will re-start this project once suitable funding can be obtained.

Management believes that, based on anticipated level of sales, the Company can fund its current operational expenses for the next twelve months, but if we are to achieve our objectives for sales and profit growth described above we will need to raise approximately $7 million to $10 million.  Funding is expected to come from the sale of equity securities, preferred and/or common stock securities. We may not be able to accomplish our four objectives and obtain the necessary financing within the next twelve months.

Description of Revenues

ScripsAmerica offers fulfillment of prescription and over the counter (“OTC”) orders. To fulfill purchase orders from customers, ScripsAmerica processes orders to the end user’s desired specifications. Capabilities range from unit of use packaging for in-patient nursing homes and hospitals to bulk packaging for government and international organizations.

The Company’s revenue is generated from the purchases of product from its suppliers and shipments of the completed product per the end users’ specifications to distribution centers. The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized when product is shipped from our contract packager (Marlex) to our customers’ warehouses, mainly McKesson and is adjusted for any charge backs from our customer which may include inventory credits, discounts or volume incentives. These charge backs costs are received monthly from our customers and the sales revenue is reduced accordingly. Any product returns or non-confirmation of receipt of product is included in the customers’ monthly charge back charge.

Purchase orders from our customers generate our shipments. These purchase orders are the persuasive evidence that an arrangement exists. The pricing has also been agreed upon and determined via the customer purchase orders and the credit worthiness of our customer ensures that collectability is reasonably assured.

Description of Expenses

Our expenses include the following: (I) Costs of Goods sold consist of purchased contract prices for finished product and a royalty charged associated with certain products sold. The Company purchases all its product from suppliers at various contracted prices and maintains inventory of purchase finished goods at its packager’s facility. The Company may finance the purchases of product sold based on confirmed purchase orders via a revolving Purchase Order finance agreement which is charge to interest expense; (II) Costs of services for Selling, General and Administrative expenses, which consists primarily of: (a) salaries and contracted professional fees for various consultants used for management of the Company; (b) Selling costs associated with trade shows, sampling and advertising costs; and (c) General administrative costs, which consists of overhead expenses, such as travel, telecommunications and office expenses; (III) Interest expenses mainly related to our factoring and facility agreement and convertible and term debt; and (IV) Research and development cost associated with the development of new product delivery forms.

Results of Operations

Results for the three month period ended September 30, 2012

	Three Month Period Ended September 30,				( ) = unfavorable change
	2012		2011		$ Change
Product sales - net	$1,014,000	100%	$1,526,000	100%	$(512,000)
Cost of Goods Sold	907,000	89%	1,186,000	78%	279,000
Gross Profit	107,000	11%	340,000	22%	(233,000)
Operating Costs and Expenses:
Selling, General and Administrative	449,000	44%	293,000	19%	(156,000)
Research and Development	6,000	1%	100,000	7%	94,000
Total Operating expenses	455,000	45%	393,000	26%	(62,000)
Total Interest expenses	(61,000)	-6%	(55,000)	-4%	(6,000)
Loss before taxes	(409,000)	-40%	(108,000)	-7%	(301,000)
Tax Expense (Benefit)	(108,000)	-11%	1,000	0%	109,000
Net Income (Loss)	$(301,000)	-30%	$(109,000)	-7%	$(192,000)

The majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the three months ended September 30, 2012 the Company generated net product sales of approximately $1.0 million as compared to net product sales of approximately $1.5 million for the three month period ended September 30, 2011, a decrease of approximately $512,000, or 33.5%. The decline in sales versus the same three month period a year ago was mainly a result of the completion of a supply agreement with the VA at the end of 2011. The Company did not ship any product from a new VA contract in 2012 which impacted the third quarter 2012.

For the three month period ended September 30, 2012, McKesson accounted for 58% of our net product sales (versus 81% of net product sales for the same period in 2011), and DLA distribution and Cutis Pharmaceuticals accounted for 42% of our net product sales.

Product Sales: The following table sets forth selected statement of operations data as a percentage of gross sales for the three month periods ended September 30, 2012 and 2011.

Products sold	2012	% to total	2011	% to total
Prescription drug products	$942,000	80%	$1,345,000	80%
OTC & non prescription products	236,000	20%	336,000	20%
Gross Sales	1,178,000	100%	1,681,000	100%
Discounts / charge backs	(164,000)	14%	(155,000)	9%
Net Sales	$1,014,000		$1,526,000

Gross Profit: Gross profit for the three month period ended September 30, 2012 was approximately $107,000, which was 11% of our net sales. This was a decline of approximately $233,000 from the same three month period in 2011 and was mainly due to the sales decline of approximately $512,000 from the same three month period a year ago. The gross margin percentage also declined 11% mainly due to product mix changes from our sales of OTC non-prescription products, which rose as a percentage of our total sales. Also impacting our gross margin percentage was the royalty costs which we did not have in 2011.

Operating Expenses

Selling, General and Administrative. For the three month period ended September 30, 2012, selling, general and administrative expenses (“SG&A”) increased approximately $156,000 to approximately $449,000 as compared to approximately $293,000 for the same three month period in 2011. The significant changes in SG&A expenses were mainly a result of (a) an increase in selling costs of approximately $238,000 mainly due to the distribution of samples associated with our selling efforts to promote the RapiMed rapidly dissolving tables, sampling costs were approximately $204,000. We also incurred approximately $34,000 for costs associated for trade shows and advertising. (b) professional fees consisting of legal, accounting and general consulting costs declining approximately $105,000 because in the third quarter of 2011 the Company incurred costs associated with registration and SEC compliance related to our S-1 filing, (c) insurance costs increased approximately $12,000 over the prior year three months period due to product liability insurance which we did not have in 2011 and (d) various other office type expenses made up the balance of the increase in general and administrative expenses of approximately $11,000.

Research and Development. The Company’s expenditures for research and development cost declined approximately $94,000 for the three month period ended September 30, 2012 compared to the same period in 2011. This decline can mainly be attributed to the completion of our on-going research related to new product development at the end of 2011.

Total Interest Expenses. The Interest expense for the three month period ended September 30, 2012 increased approximately $6,000 from approximately $55,000 in the same three months in 2011 to approximately $61,000 for the three month period ended September 30, 2012. This increase is mainly due to our purchase order financing needs, factoring our accounts receivable and interest expense related to our new $500,001 term loan we obtained in August of 2012. For the three months ended September 30, 2012 we incurred no expense for related to the amortization of the debt discount on convertible notes whereas in the same period in 2011 the amortization of the debt discount was approximately $8,600.

Income tax expense. The income tax expense for the three months ended September 30, 2012, declined approximately $109,000 to a tax benefit of approximately $108,000 as compared to income tax expense of approximately $1,000 for the three months ended September 30, 2011. The decline in the three month tax expense is mainly due to the loss of income generated by lower sales and increase selling costs for the three months ended September 30, 2012.

Net Income (Loss) Applicable to Common Shares. The Company recorded net loss of approximately $301,000 for the three month period ended September 30, 2012, as compared to a loss of approximately $109,000 for the same three month period a year ago, an increase in net loss of approximately $192,000. This increase in the net loss is mainly due to a significant decrease in net sales of approximately $512,000, resulting in a decrease in our gross profit of approximately $233,000. The Company also incurred an increase in selling, general and administrative expenses of approximately $156,000. Offsetting the reduced gross profit and increase in selling, general and administrative costs was a reduction in research and development costs of approximately $94,000 as described above. Interest expense increased approximately $6,000 as a result of increase funding need to support our operations and inventory purchases. The net loss before income taxes of approximately $409,000 generated an income tax benefit of approximately $108,000. The Company accrued a preferred stock dividend of $20,860 for both the three month periods ended September 30, 2011 and 2012 resulting in a net loss available to common shareholders of $322,000 and $130,000 for the three months ended September 30, 2012 and 2011, respectively. Basic and diluted loss per common share were $0.01 and $0.00 for the three month periods ended September 30, 2012, and 2011, respectively.

Results for the nine months period ended September 30, 2012

	Nine Month Period Ended September 30,				( ) = unfavorable change
	2012		2011		$ Change
Product sales - net	$3,522,000	100%	$4,942,000	100%	$(1,420,000)
Cost of Goods Sold	2,948,000	84%	3,664,000	74%	716,000
Gross Profit	574,000	16%	1,278,000	26%	(704,000)
Operating Costs and Expenses:
Selling, General and Administrative	846,000	24%	664,000	13%	(182,000)
Research and Development	32,000	1%	541,000	11%	509,000
Total Operating expenses	878,000	25%	1,205,000	24%	327,000
Total Interest expenses	(141,000)	-4%	(205,000)	-4%	64,000
Loss before taxes	(445,000)	-13%	(132,000)	-3%	(313,000)
Tax Expense (benefit)	(125,000)	-4%	5,000	0%	130,000
Net Loss	$(320,000)	-9%	$(137,000)	-3%	$(183,000)

The majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the nine months ended September 30, 2012 the Company generated net product sales of approximately $3.5 million as compared to net product sales of approximately $4.9 million for the nine month period ended September 30, 2011, a decrease of approximately $1.4 million, or 28.7%. The decline in sales versus the same nine month period a year ago was mainly a result of the completion of a supply agreement with the VA at the end of 2011. The Company did not ship any product from a new VA contract in 2012 which impacted the first three quarters of 2012 sales.

For the nine months ended September 30, 2012, McKesson accounted for 71% of our net product sales (versus 86% of net product sales for the same period in 2011), and MedVet Supply LLC, Cutis Pharmaceuticalsand DLA distribution accounted for 29% of our net product sales.

Product Sales: The following table sets forth selected statement of operations data as a percentage of gross sales for the nine month period ended September 30, 2012 and 2011.

Products sold	2012	% to total	2011	% to total
Prescription drug products	$2,923,000	73%	$4,397,000	83%
OTC & non prescription products	1,062,000	27%	874,000	17%
Gross Sales	3,985,000	100%	5,271,000	100%
Discounts / charge backs	(463,000)	11%	(329,000)	7%
Net Sales	$3,522,000		$4,942,000

Gross Profit: Gross profit for the nine month period ended September 30, 2012 was approximately $574,000, which was 16% of our net sales. This was a decline of approximately $704,000 from the same nine month period in 2011 and was mainly due to the sales decline of approximately $1.4 million from the same nine month period a year ago. The gross margin percentage also declined 10% mainly due to product mix changes from our sales in OTC non-prescription products, which rose as a percentage of our total sales. Also impacting our gross margin percentage was the royalty costs which we did not have in 2011.

Operating Expenses

Selling, General and Administrative. For the nine month period ended September 30, 2012, selling, general and administrative expenses (“S,G&A”) increased approximately $182,000 to approximately $846,000 as compared to approximately $664,000 for the same nine month period in 2011. The changes in S,G&A expenses was mainly a result of (a) an increase in selling costs of approximately $324,000 mainly due to the distribution of samples associated with our selling efforts to promote the RapiMed rapidly dissolving tables, sampling costs were approximately $204,000. We also incurred approximately $120,000 for costs associated for trade shows and advertising. (b) a reduction in board of director’s compensation of approximately $43,000 due to a one-time issuance of common stock grants to new board members in 2011, (c) costs associated with registration and SEC compliance related to our S-1 filing in 2011 decreased by approximately $83,000 (of which approximately $55,000 was a non-cash transaction for stock warrants granted for services provided), (d) salaries and wages increased approximately $15,000, (e) professional fees, consisting mainly of legal costs, accounting fees and general consulting decreased approximately $67,000, (f) insurances costs increased approximately $20,000 over the same nine months period in 2011, and (g) various other office type expenses made up the balance of the increase in selling, general and administrative expenses of approximately $16,000.

Research and Development. The Company’s expenditures for research and development cost declined approximately $509,000, for the nine month period ended September 30, 2012, compared to the same period in 2011. The decline in our research and development costs can mainly be attributed to the completion of our on-going research related to new product development at the end of 2011.

Total Interest Expenses. Interest expenses for the nine month period ended September 30, 2012 decreased approximately $64,000 from approximately $205,000 in the same nine months in 2011 to approximately $141,000 for the nine month period ended September 30, 2012. The Company was able to reduce interest cost as follows: Interest expense associated with our factoring fees for the nine month period September 30, 2012 was approximately $46,000 versus interest expense of approximately $59,000 for the same nine month period in 2011. Interest expense associated with convertible notes payable versus the same nine month period in 2011 decreased approximately $27,000. For the nine months ended September 30, 2012 we incurred approximately $2,000 expense for amortization of debt discount whereas in the same period in 2011 the amortization of the debt discount was approximately $26,000. The Company obtained a line of credit with a bank that carries a lower interest rate. Interest expense associated our line of credit was $520 for the nine months ended September 30, 2012. Interest cost associated with our purchase order financing was approximately $10,600 for the nine month period ended September 30, 2012 and $0 for the same period in 2011. Interest cost associated with a term loan of $500,001 was approximately $4,000 for the nine months ended September 30, 2012 compared to $0 for the same period in 2011.

Income taxes (benefit). Total income taxes (benefits) for the nine months ended September 30, 2012 was approximately $125,000 as compared to a tax expense of approximately $5,000 for the nine months ended September 30, 2011, an increase in the tax benefit of approximately $130,000 compared to the same period in the prior year. This tax benefit is a result of a net loss before taxes of approximately $445,000 for the nine months ended September 30, 2012.

Net Income (Loss) Applicable to Common Shares. The Company recorded a net loss of approximately $320,000 for the nine month period ended September 30, 2012, compared to a net loss of approximately $137,000 for the same nine month period in 2011, an increase in net loss of approximately $183,000. This increase in net loss is mainly due to a significant reduction in net sales of approximately $1.4 million resulting in the gross margin decline of approximately $704,000 versus the same nine month period in 2011. Increase in selling costs associated with the launch of RapiMed increased approximately $182,000 in SGA costs. Offsetting the decline in our gross margin was a decrease in R & D expenses of approximately $509,000, a decrease in general and administration expenses of approximately $142,000 and a decrease in our interest expense of approximately $64,000. The Company incurred approximately $70,000 of non-cash expense for the issuance of stock for services during the nine month period ended September 30, 2012. The income tax benefit increased approximately $61,000 compared to the same nine month period in 2011. The Company accrued a preferred stock dividend of $83,440 and $41,720 for the nine months ended September 30 2012 and 2011, respectively, resulting in a loss of income available to common shareholders of $403,180 and $178,736 for the nine month periods ended September 30, 2012 and 2011, respectively. Basic and diluted loss per common share were $0.01 for the nine month periods ended September 30, 2012, and $0.00 for 2011.

Liquidity and Capital Resources

Summary

At September 30, 2012, the Company had total current assets of approximately $1,493,000 and total current liabilities of approximately $540,000 resulting in working capital of approximately $953,000. The Company's current assets consisted of approximately $143,000 in cash and cash equivalents, approximately $486,000 in receivables due from factor, approximately $480,000 in inventory, and approximately $385,000 in prepaid expenses and deferred taxes. Current liabilities at September 30, 2012 consist of approximately $284,000 for accounts payable and accrued expenses, approximately $173,000 for current debt obligations and approximately $83,000 for dividends payable.

For the nine months ended September 30, 2012, we supplemented our liquidity needs primarily from financing activities. In 2012 our sales revenue has not covered our operational needs and some of our debt requirements. The Company raised approximately $1.4 million in cash by the following financing activities: 1) borrowing $500,001 through a four year term loan from a related party; 2) borrowing approximately $433,000 through the sale of convertible notes; 3) selling common stock, raising approximately $30,000, along with the collection of $170,800 from a stock subscription sold in 2011. The Company loaned a portion the cash raised from financing activity (in the amount of approximately $531,000) to our packager/supplier in order. We were able to convert $250,000 of debt into equity.

During the year ended December 31, 2011, we met our liquidity needs primarily from financing activities. The Company raised approximately $1.5 million in cash via financing activity by: 1) selling preferred stock, raising approximately $0.9 million and 2) borrowing approximately $0.6 million through the sale of convertible notes. The Company loaned a significant portion the cash raise from financing activity, approximately $1.1 million, to our packager / supplier in order to assure supply and shipping activities would not be interrupted. The balance of funds was used to support a new product development and cover operational costs.

The following table summarizes our cash flows from operating investing and financing activities for the past three years:

	Nine months ended September 30,	Nine months ended September 30,	Year ended December 31,
	2012	2011	2011
Total cash provided by (used in):
Operating activities	(658,000)	(195,000)	(106,000)
Investing activities	(591,000)	(611,000)	(1,050,000)
Financing activities	924,000	1,222,000	1,452,000
Increase (decrease) in cash and cash equivalents	(325,000)	416,000	296,000

Management believes that, based on the anticipated level of sales of approximately $5.0 to $6.0 million for 2012, and no significant increase in operational expense as compared to the 2011, calendar year spending of approximately $1.6 million, the Company can fund a majority of its current operational expenses for fiscal year 2012. Our gross profit margin is expected to be in the range of approximately 15% to 20% and our outlays of cash for selling, general and administrative costs are expected to be in the range of 13% to 18% of net sales. Current Research and Development costs are almost complete and any incremental spending in the R & D area will be funded from additional funds raised by equity instruments, as described below. To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for payment of our debt obligations. The Company negotiated an extension to January 31, 2014 of all debt due to mature in 2012. Additionally, management negotiated the conversion of $250,000 of long term notes into 2,000,000 shares of common stock. However, should the sales decline significantly, profits will decline and additional funding will be required and the Company can provide no guarantee that the funding will be realized.

Management plans to pursue sales and profit growth through (a) expanding its distribution network, (b) developing new products (i.e. rapidly dissolving drug formulation pain relief products scheduled to ship sometime after the third quarter of 2012), (c) closing its acquisition of Marlex Pharmaceuticals which will result in the accompanying consolidating the revenues under Marlex’s DLA agreement. These future plans will be dependent upon securing additional sources of liquidity.

In March 2010, we entered into a product development, packaging and supply agreement with our current packaging supplier, Marlex Pharmaceuticals Inc., which develops and packages generic drug products. Under this agreement, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for a OTC product. The Company committed to invest $935,000 with Marlex Pharmaceuticals Inc. for the cost of developing these rapidly dissolving tablets. The Company completed the development of these rapid melt products in the first quarter of 2012. The development costs consisted of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyze and validate the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000). The Company has spent approximately $120,000 in sales efforts to promote this new product for the nine months to date. However, the Company estimates that it will need approximately $1.5 million of incremental funding for the production of inventory required to launch these products. The funding for launching the rapid melt products will have to come from the sale of equity securities and/or new debt.

We are in the process of selecting our initial drug candidate for the DESI program approval. We estimate that the Company will need to raise approximately $2.0 million to $3.0 million for clinical trials to obtain FDA approval of our initial drug candidate under the DESI program. This project has been put on hold until reasonable adequate funding can be obtained.

The Company also has entered into a binding letter of intent to acquire Marlex Pharmaceuticals and management estimates it will require approximately $5.0 million of investment capital which the Company expects to raise from the sale of equity securities, preferred and/or common stock securities.

If the Company is to achieve its objectives for sales and profit growth described above the Company will need to raise approximately $7 million to $10 million. The Company does not expect to have any excess cash from operations to adequately fund these expansion programs and current sales growth and operational profits will not be nearly enough to support these expansion programs. So funding is expected to come from the sale of equity securities, preferred and/or common stock securities, see current financing section below for details on the Company’s financing activities.

These funding efforts will proceed but the Company can provide no guarantee that the funding will be realized.

Operating Activities

Net cash used by operating activities was approximately $658,000 for the nine month period ended September 30, 2012, as compared to cash used by operating activities of approximately $195,000 for the nine month period ended September 30, 2011, an increase in cash used by operations of approximately $463,000. Use of cash from basic operations was approximately $375,000 for the nine month period ended September 30, 2012, as compared to cash generated from basic operations of approximately $50,000 in the same period in 2011, a decrease of approximately $425,000 in the use of cash from basic operations. Cash from basic operation is defined as the net income/loss plus the reduction or increase in the change of non-cash expenses for the year. This decrease in cash generated from basic operation is mainly due to lower sales for the nine month period in 2012 as compared to the same period in 2011. Sales for the nine months ended September 30, 2012 were approximately $1,420,000 lower than the same period in 2011, resulting in the gross margin to be approximately $704,000 lower for the nine months ended September 30, 2012 compared to the same period in 2011. The Company also incurred increase in selling expenses mainly for distribution of new product samples reduction income approximately $204,000. Offsetting the declines in our gross profits was reductions in research and development costs of approximately $509,000. The other declines and increases in cash used from operations are a result of the following: (a) prepaid expense increased approximately $20,000 for the nine month period ended September 30, 2012 as compared to a decrease in prepaid expenses during the same period in 2011 of approximately $111,000, for an increase in use of cash of approximately $132,000; (b) accounts receivable also increased approximately $282,000 for the nine month period ended September 30, 2012, as compared to an increase of accounts receivable of approximately $369,000 for the same period in 2011, resulting in a decline in the use of cash of approximately $88,000; (c) accounts payable increased approximately $28,000 for the nine month period ended September 30, 2012, as compared to an increase of approximately $12,000 for the same period in 2011, resulting in a decline in the use of cash of approximately $15,000. The Company was able to finance the purchase of $470,575 of inventory via two non-cash transactions: (1) Marlex’s purchase of inventory on behalf of the Company which reduced Malex’s outstanding loan to balance to us by $250,000 and Development 72 LLC, sent cash to a company on our behalf in order to purchase $220,575 of inventory.

Investing Activities

For the nine months period ended September 30, 2012, the Company used approximately $591,000 for investing activities, a decrease of approximately $20,000. Investing activities mainly consisted of approximately $531,000 for the issuance of a note receivable to our contract / packager supplier to help support their operational costs, which was a decrease of approximately $82,000 over the same nine months period in 2011. In 2012, the Company also invested approximately $66,000 in manufacturing equipment needed for the production of the RapidMed line, our new products to be launched in the second half of 2012.

Financing Activities

Net cash provided by financing activities was approximately $925,000 for nine month period ended September 30, 2012 compared to approximately $1,222,000 for the same nine month period in 2011, a decrease of approximately $297,000. Financing activities for the nine months ended September 30, 2012 consisted of the following: (a) the Company paid down the balance on two convertible notes payable in the amount of $200,600, (b) the Company received the cash balance of $170,800 for subscription receivable, (c) the Company raised $430,000 from the issuance of convertible notes payable, of which $50,000 was from a related party, (d) the Company sold shares of common stock in the amount of $30,000, and (e) the Company borrowed $500,001 through a four year term loan from a related party. For nine month period ended September 30, 2011, cash provided by financing activities consisted mainly of proceeds from: (a) the issuance of convertible preferred stock of approximately $912,000, (b) the sale of convertible promissory notes of approximately $434,000, of which $20,000 was issued to a related party and (c) the sale of common stock and stock subscription in the amount of $11,000. These funds were used to fund operations and to pay down $114,000 due on a convertible promissory notes.

The following is a listing of our current financing.

On August 15, 2012, the Company entered into a four year term loan agreement in the amount of $500,001 with Development 72, LLC (which is controlled by one of our directors) for the purpose of funding inventory purchases of RapiMed rapidly dissolving formulation products. This loan bears interest at the rate of 9% per annum, with 48 equal monthly installments of interest and principal payments of $12,442.55 and matures on August 15, 2016. The Company may prepay the loan, in full or in part, subject to a prepayment penalty equal to 5% of the amount of principal being prepaid. The loan is secured by the assets of the Company.

In addition to the monthly loan repayments, during the 48 month period ending August 15, 2016, and regardless if the loan is prepaid in full, the Company will pay to Development 72 a royalty equal to one percent (1%) of all revenues that the Company receives from the Company’s sale or distribution of its RapiMed rapidly dissolving formulation products. The royalty payments will be made quarterly and are subject to a fee for late payment or underpayment

On August 6, 2012, the Company received $60,000 in net proceeds from the sale of a convertible promissory note payable to Asher Enterprises, Inc. (“Asher”). The note matures on May 8, 2013 and accrues interest at the rate of 8% per annum. The Note may be prepaid at any time subject to a prepayment penalty of up to 140% of the sum of the principal, accrued but unpaid interest and any other amounts due under the Note. On and after February 2, 2013 and until the maturity date or the full payment of the Note (whichever is later), the principal and all accrued but unpaid interest and any other amounts due under the Note are convertible into shares of the Company’s common stock. The conversion price is variable and represents a 42% discount to the average of the five lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior to the date Asher delivers its notice of conversion. Under the Note, the Company may not declare and pay any dividends or repurchase any of its securities without Asher’s prior written consent, except for any dividends payable with respect to the outstanding shares of the Company’s Series A Preferred Stock.

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

On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable. In September 2012 the Company prepaid $30,000 of the principal and by mutual consent of the holder of the note and the Company agreed to reduce the monthly interest expense to 1% from 2%, in cash or common stock of the Company at $0.25 per share, at the option of the lender effective June 2012. The maturity date of this note was also extended two months until January 7, 2014. There is no required principal payment on the note until maturity which is January 7, 2014. The principal portion of the notes can be converted into common stock at any time during the term of the loan at the rate of $.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. In addition, the Company shall pay to the lender a royalty ranging from 2.6% to 3.5% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012. Collateral for this loan also included 1,400,000 shares of the Company’s common stock.

On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $100,000 convertible note payable, leaving a balance of $14,700. By mutual consent the maturity date was also extend from November 23, 2012 to January 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. $85,000 of this note was classified in the balance sheet as current in the December 31, 2011 balance. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $200,000 convertible note payable, leaving a balance of $114,700. By mutual consent the maturity date was also extend from November 23, 2012 to January 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. $85,000 of this note was classified in the balance sheet as current in the December 31, 2011 balance. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

On March 12, 2012 the holder of two other convertible notes, totaling $300,000, agreed to extend the maturity dates of these notes to January 30, 2014 and also agreed to reduce the interest rate from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

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

Commitments and Concentrations

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with Marlex Pharmaceuticals, our contract packager and labeler, for orally disintegrating tablets. The total value of this contract is $935,000. The Company has paid a total of approximately $744,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of September 30, 2012 and December 31, 2011. The project was completed during the first quarter of 2012 and the Company does not expect to incur any more charges toward this contract. Upon the commencement of product shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis. The Company anticipates launching this orally disintegrating tablet in the third fiscal quarter of 2012. The $200,000 deposit will be applied towards future royalty payments.

On September 27, 2012, the Company entered into a 12 month service/consulting agreement with Olympic Capital Group (“OCG”) for the purpose and intend to introduce the Company to sources which can help the Company grow its business through joint ventures, purchase orders, licensing and/or royalty agreements, marketing the Company’s products, and/or to sell its business.

The fees associated with the OCG agreement are as follows:

g)	The Company agrees to pay a cash consulting fee of 8% of the gross revenue derived by the Company for any transaction enters into from a source that OCG introduced. Such transaction are a joint venture, or a licensing or royalty agreement, or other agreement involving the sales or licensing or royalty or other revenue-producing agreement regarding the Company’s products or technology or services.
h)	The Company agrees in consideration for OCG’s services, upon signing the consulting agreement to issue OCG a total of 150,000 restricted common stock shares. These shares were issued in October 2012.
i)	In the event that the Company completes a transactions described in section (a) above, then, in the event that the Company subsequently is acquired or sells its assets, or mergers with another company, the Company agrees to pay a cash consulting fee equal to 6% of the value to Company and its shareholders of such sale.
j)	If any transaction set forth in section (a) or (c) above consists of any payments to be made to the Company and/or shareholders or affiliates in the future, the Company agrees that a the consulting fee is due and payable to OCG and is payable upon receipt of such consideration.
k)	When a transaction described in section (a), (c), (d) above is completed, then in addition to the compensation described above the Company agrees to pay OCG a monthly consulting fee of $5,000 for a 24 month period beginning on the first day of the first month after the closing of the transaction.
l)	Also when a transaction described in section (a), (c), (d) above is completed, the Company agrees to an equity interest payment of 6% of the combined present and projected future value of the transaction, which value will be ascertained and delivered to the Company and OCG at least ten days before the closing of the proposed transaction.

In September 2012, the Company announced that Marlex Pharmaceuticals, Inc., which has signed a Letter of Intent to be acquired by the Company, has secured an 8-year $79 million pharmaceutical distribution contract with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA). On September 30, 2012, Marlex Pharmaceuticals began shipping its first order on this distribution contract with the DLA.

Marlex Pharmaceuticals’s DLA contract calls for a minimum purchase amount of $25 million over the next 2-3 years. The DLA has awarded Marlex Pharmaceuticals the contract based on Marlex’s ability to provide specified pharmaceuticals at competitive prices. ScripsAmerica, upon the finalization of its acquisition of Marlex Pharmaceuticals, will gain 100% ownership of the pharmaceutical distribution contract and its subsequent revenues will be consolidated with the Company’s revenues. The Company expects to complete the acquisition of Marlex by December 2012. The DLA contract requires Marlex to maintain ten day inventory supply levels for various products. The Company estimate this minimum inventory supply level to be approximately $200,000 to $400,000.

On September 11, 2012, the Company entered into a letter of intent with Marlex Pharmaceuticals, Inc. (“Marlex”) and its principals to acquire all of the outstanding shares of Marlex. The purchase price for Marlex is approximately $10.9 million, $4.5 in cash, $1.4 for the vendor loan which will be converted into a capital contribution and $5 million will be paid by the issuance of restricted shares of the Company’s common stock. The number of shares of the Company’s common stock to be issued to the shareholders of Marlex will be based on the purchase price divided by the lesser of (i) $0.338, which is the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ended September 11, 2012 and (ii) the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ending on the date of the closing of the merger (but in no event less than $0.174 per share). The Company’s board of directors approved the acquisition of Marlex under the letter of intent based upon an appraisal from Corporate Valuation Advisors, Inc., which valued Marlex’s business at $12.5 million.

The closing of the merger is subject to (i) the parties entering into a definitive agreement and plan of merger, (ii) Marlex delivering to the Company audited financial statements for the year ended December 31, 2011 and unaudited financial statements for the six months ended June 30, 2012 reviewed by an independent auditor and (iii) the Company securing financing to pay off Marlex’s existing bank debt (which is estimated to be between $4 million - $5 million). The closing must occur on or before December 31, 2012, but the Company may postpone the closing to no later than February 28, 2013 if the Company requires additional time to (a) meet SEC filing requirements for the acquisition of Marlex (such as preparing consolidated financial statements and/or pro forma financial statements) or (b) secure the financing to pay off Marlex’s existing bank debt.

Upon the closing of the merger, Marlex will be a wholly-owned subsidiary of the Company and the current management of Marlex will remain as the management of Marlex. Additionally, at the closing, the executive officers of Marlex will enter into employment agreements consistent with those given to executive officers of the registrant, subject to review and approval by the Compensation Committee of the registrant’s board of directors.

If the conditions to closing are met and Marlex neglects, fails or refuses to close, then (a) all amounts owed by Marlex to the Company shall become immediately due and payable with interest (at the rate of 3.5% per annum) and (b) Marlex shall pay the registrant a break-up fee of $25,000 plus legal and accounting fees and costs incurred by the registrant with respect to the transaction and all other costs, expenses and losses of the registrant.

The Company also has a right of first refusal if Marlex receives an offer from a third party to acquire Marlex prior to the closing

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

The holders of a $320,000 convertible note payable issued by the Company on May 7, 2012 is entitled to royalty payments as follows: The Company shall pay to the lender a royalty ranging from 2.6% to 3.5% on the first $25 million of sales of generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012. Collateral for this loan also included 1,400,000 shares of the Company’s common stock

The Company purchased 52% and 80% of its product packaging from Marlex during the three and nine months periods ended September 30, 2012 and 100% for the same three and nine month periods in 2011. A disruption in the availability of product packaging from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $3,579,000, or 88%, from two customers, of this total one customer accounted for 71% and the other 17% during the nine months ended September 30, 2012. For the nine months ended September 30, 2011 one customer accounted for approximately $4,542,000, or 86%, of the total revenue. For the three months ended September 30, 2012, the Company derived all of our revenue from three customers, 58%, 25% and 17%, respectively. For the three months ended September 30, 2011 all of our revenue came from one customer.

As of September 30, 2012, one customers accounted for approximately 55%, of the Company’s accounts receivable, another customer accounted for approximately 27% and a third accounted for 18% of the Company’s accounts receivable. As of December 31, 2011, one customer accounted for 100% of the Company’s accounts receivables.

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

Purchase orders from our customer generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customer assures that collectability is reasonable assured

Research and development – Expenditures for research and development associated with contract research and development provided by third parties, are expensed as operating expenses as incurred.

Accounts receivable – Accounts receivable are stated at estimated net realizable value and net of accounts receivable sold subject to charge-back. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts and historical collection information. Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. The Company has entered into an accounts receivable factoring facility agreement.

Inventory – Inventory is stated at lower of cost or market method and consists of only purchased finished goods. The Company’s inventory balance at September 30, 2012 was $479,975 and the Company had no inventory as of December 31, 2011. Inventories consist primarily of OTC products. The inventory has an expiration date of one over a year as of September 30, 2012, so the Company has not estimated any costs for obsolete or slow moving products

Stock based compensation – The Company adopted ASC No. 718 “Share -Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. . Stock grants to employees were valued using the fair value of the stock as determined by the board of directors prior to the Company becoming a publicly traded Company As of September 30, 2012 the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or to be provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees the fair value at the grant date is used to value the expense. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

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

(a)   Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

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

In July 2012, the Company issued 50,000 restricted shares of its common stock to Seal Point Consulting, LLC for services to be rendered under a consulting agreement with regard to public relations and assistance in executing the Company’s business plan. These services were valued at $12,000.

On August 15, 2012 the Company issued warrants exercisable to purchase an aggregate of 228,572 shares of its common stock at an exercise price of $0.39. The warrants were issued to officers of Avalon Group Ltd. in connection with the loan of $500,001 that the Company obtained from Development 72, LLC. The Company valued the warrants at $79,040 and charged $ 2,470 to operations for the quarter ended September 30, 2012 for the issuance of these warrants.

In October 2012, the Company issued 150,000 restricted shares of its common stock to Olympic Capital Group, Inc. under a consulting agreement for the purpose and intend to introduce the Company to sources which can help the Company grow its business through joint ventures, purchase orders, licensing and/or royalty agreements, marketing the Company’s products, and/or to sell its business. These services were valued at $ 57,000.

 The shares of the Company’s common stock issued to Seal Point Consulting, Avalon Group and Olympic Capital Group qualified for an exemption under Section 4(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction

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

Dated: November 2, 2012
By: /s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

By: /s/ Jeffrey Andrews
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

