Form 10-K
period 2012-12-31
ScripsAmerica, Inc.
filed 2013-04-15
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of voting common stock held by non-affiliates of the Registrant (29,932,680 shares) was approximately $5,986,536.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of April 5, 2013, the issuer had 58,848,961 shares of Common Stock issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

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

ITEM 1.          BUSINESS

Overview

We are ScripsAmerica, Inc., a Delaware corporation, and we were formed in May 2008.  We currently provide distribution of pharmaceutical products.  We are in the process of expanding our operations through developing of a line of rapidly dissolving drug formulations for vitamins and Over The Counter (OTC) drugs.  In the first quarter of 2013, we decided to abandon the development and approval of drugs under the Drug Efficacy Study Implementation Program of the United States Food and Drug Administration (the “FDA”).

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

Because we do not have a written contract with McKesson or with our other customers, namely, Cardinal Health, Curtis Pharmaceuticals and the United States Veterans Administration, McKesson and our other customers are free to forward requests for custom packaging from end users to other supply chain companies or to re-packagers directly.   McKesson accounted for 83% of sales for the year ended December 31, 2011 and 74% of our sales for the year ended December 31, 2012.  Further, our three largest customers, McKesson, Cutis Pharmaceuticals and the Office of Health Affairs, a branch of the U.S. Department of Homeland Security accounted for 95% of our sales for the year ended December 31, 2012. We expect these three customers to account for a substantial portion of our sales for the year ending December 13, 2013.

We do not expect McKesson to account for a majority of our sales for the year ending December 31, 2013. Due to shrinking margins on the products we have sold through McKesson, the Company will be cutting back significantly on the volume of products it will sell through McKesson. The Company, however, expects that it will be able to make up (and even exceed) the cut back in sales to McKesson with the Company’s sales to other customers and other products.

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

Our value lies in our growing portfolio of end user relationships, which we develop through our major customers.   We also use as many resources as we can to identify our target end users, including, but not limited to, industrial directories, Wikipedia and even the Yellow Pages.   We market directly to these end users.  For the end user, custom packaging such as unit of use can save staff time and cost, as well as eliminate dispensing errors at the pharmacist level.

In March 2010, we entered into a product development, manufacturing and supply agreement with Marlex Pharmaceuticals, Inc., which develops and manufactures generic drug products.  Under this agreement with Marlex, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets.  This pain relief formulation is for widely-used OTC drugs.  Marlex will develop and supply the pain relief rapidly dissolving drug formulation, while we will fund all development costs (which we estimate to be approximately $935,000) and own all intellectual property and proprietary rights to the pain relief rapidly dissolving drug formulation, including any patent and trademark rights and all data, reports, analyses, statistics and improvements.   The development costs consists of (i) an advance payment to Marlex to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyzing and validating the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000).   Current therapeutic categories available as rapidly dissolving drug formulation through Marlex are allergy, anti-inflammatory, and sleep OTC drugs.

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

Recent Developments

On September 11, 2012, the Company entered into a letter of intent with Marlex Pharmaceuticals, Inc. and its principals to acquire all of the outstanding shares of Marlex in a reverse triangular merger. The purchase price for Marlex is approximately $10.9 million, consisting of $4.5 million is cash, $743,500 for the Contract Packager loan which will be converted into a capital contribution and $5 million, which will be paid by the issuance of restricted shares of the Company’s common stock. The number of shares of the Company’s common stock to be issued to the shareholders of Marlex will be based on the purchase price divided by the lesser of (i) $0.338, which is the average closing price of the registrant’s common stock on the OTC Bulletin Board for the five day period ended September 11, 2012 and (ii) the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ending on the date of the closing of the merger (but in no event less than $0.1744 per share). The Company’s board of directors approved the acquisition of Marlex under the letter of intent based upon an appraisal from Corporate Valuation Advisors, Inc., which valued Marlex’s business at $12.5 million. However, due to the unavailability of audited financial statements from Marlex at the closing deadline of February 28, 2013, the closing of the transaction has been postponed on a day-to-day basis until Marlex’s audit financial statements are delivered. The Company is uncertain when, or if, the acquisition of Marlex will close. For additional details about the Company’s acquisition of Marlex, see page 8 of this annual report.

On August 16, 2012, the Company entered into a loan agreement with Development 72, LLC for the purpose of building the inventory of RapiMed rapidly dissolving formulation products. Development 72 made a four (4) year term loan to the Company in the amount of $500,001. The loan is secured by the assets of the Company. Development 72 is the holder of record of 2,990,252 shares of the registrant’s Series A Preferred Stock which is convertible into 5,980,504 shares of the Company’s common stock (representing approximately 10.6% of the outstanding shares). In addition, the manager of Development 72, Andrius Pranskevicius, is a member of the registrant’s board of directors. For additional details about the loan from Development 72, see Note 8(j) on page F-12 to financial statements contained in this annual report.

In March 2012, two of our note holders elected to convert promissory notes in the principal amount of $250,000 into 2,000,000 shares of our common stock.  On March 12, 2012 we raised $30,000 from the sale of 300,000 shares of our common stock in a private placement and we received payment in the amount of $170,800 in cash for the stock subscription receivable.  We used $170,000 of such proceeds to prepay the principal on outstanding convertible promissory notes.  The holders of these pre-paid notes agreed to extend the maturity date of the remaining principal of the notes (an aggregate of $200,000) until January 30, 2014.

The holders of two convertible notes payable, in the amounts of $100,000 and $200,000 with maturity dates of January 3, 2013 and February 13, 2013, respectively, agreed to extend the maturity date of their notes to January 30, 2014.

In March 2012, our CEO agreed to amend the maturity date and interest rate on the convertible notes in the aggregate principal amount of $80,000, which he holds directly and indirectly.  The maturity date of the notes has been extended from September 30, 2012 until January 30, 2014.  The interest rate of the notes decreased from 2% monthly to 1% monthly effective October 1, 2012.

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

We derived approximately 90% of our revenue during the year ended December 31, 2012 from two customers. Prior to 2013, our largest customer, which is for our pharmaceutical supply chain management business, was McKesson Corp., which accounted for 74% of our sales for the year ended December 31, 2012.  In June 2011, we added Cardinal Health, Curtis Pharmaceuticals, MedVet, and the DLA as our customers.  Cutis Pharmaceuticals and MedVetaccounted for approximately16% and 6%, respectively, of our sales for the year ended December 31, 2012.   While McKesson and Cardinal Health are two of the largest pharmaceutical suppliers in the United States, the market for our pharmaceutical supply chain management business consists of primarily other large, multi-billion dollar publicly traded companies that serve as national distributors of pharmaceutical products, such as Amerisource Bergen, Henry Schein and Grupo Casa Saba, S.A.B. de C. V. and Owens and Minor, Inc., as well as smaller, privately held companies with national distribution, such as Harvard Drug Group and HD Smith, Inc.  We currently do not do business with these other pharmaceutical suppliers because they offer payments terms that pay on a 120 days basis, whereas McKesson pays on a 30 day basis. We do not expect McKesson to account for a majority of our sales for the year ending December 31, 2013. Due to shrinking margins on the products we have sold through McKesson, the Company will be cutting back significantly on the volume of products it will sell through McKesson. The Company, however, expects that it will be able to make up (and even exceed) the cut back in sales to McKesson with the Company’s sales to other customers and other products. If we complete the purchase of our Contract Packager we would be able to recognize sales on a gross basis which would increase our sales significantly. Had we been able to recognize sales from our Contract Packager, sales would have been approximately $1 million dollars higher than currently reported in the statement of operations.

There are a few other companies that offer similar repackaging or custom packaging services to McKesson and the other companies described above.  The most notable of these companies are Legacy Pharmaceutical Packaging, L.L.C., Catelent Pharma Solutions, Inc. and Aphena Pharma Solutions, Inc.

Legacy Pharmaceutical Packaging, L.L.C. operates as a contract pharmaceutical packaging company. It packages tablets and capsules in bottles and blisters, as well as powders in bottles and pouches. The company also provides secondary packaging configuration services. It serves pharmaceutical, over-the-counter, nutraceutical, and consumer markets. The company was founded in 2003 and is based in St. Louis, Missouri.  According to Manta.com, Legacy Pharmaceutical Packaging has annual revenues of $20 to $50 million and employs a staff of approximately 20 to 49 persons.

Catalent Pharma Solutions, Inc. is a provider of advanced technologies, and development, manufacturing, and packaging solutions for pharmaceutical, biotechnology, and consumer healthcare companies. Catalent employs over 8,000 persons at 24 facilities worldwide.  In fiscal 2010, Catalent had approximately $1.7 billion in revenue.

Aphena Pharma Solutions, Inc., is a large pharmaceutical solution provider focused on contract packaging, repackaging and manufacturing for the pharmaceutical, OTC, nutraceutical, animal health, health and beauty, consumer health and medical device marketplaces.  Aphena was formed in 2011 by a family of well-established, seasoned companies including PrePak Systems, TestPak, Celeste and Integrated Pharmaceutical Packaging, which are specialized leaders in the contract pharma and personal care packaging, re-packaging and manufacturing industry.  Some of these established companies have been in this industry for more than 25 years. The strategic alliance is now called Aphena Pharma Solutions. Aphena has five FDA-registered facilities in the U.S.  The products Aphena is actively handling are solid dose, liquids, gels, creams, ointments, foams, suspensions and lotions.

Rapidly Dissolving Drug Formulations

During 2012 and 2013, many large pharmaceutical companies will lose patent protection of some of their best-selling products.  One of the ways that these large pharmaceutical companies protect and expand the market for the brand name drugs is through new methods of delivery – a new dosage form.  According to IMS Health Incorporated, a health care information and consulting company, drugs representing approximately $89.5 billion in sales during 2010 will be losing patent protection during the five year period ending December 31, 2014.  The pharmaceutical industry’s collective drug pipeline is simultaneously in decline.  One of the approaches that drug companies may consider for offsetting loss of patent protection and weak drug pipeline is updating old drugs with reformulations, which secures revenues for extended time periods and have a higher likelihood of success as compared to new drug development.  Reformulation refers to the process of altering a drug’s characteristics just enough to qualify for a new patent, while keeping the same to use previous clinical testing results for the purpose of FDA approval.

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

Rapid melt technology is an example of a reformulation technique aimed at advanced drug delivery and product differentiation.   The FDA’s Center for Drug Evaluation and Research (CDER) Data Standards Manual defines orally disintegrating tablets (ODTs) as “a solid dosage form containing medical substances which disintegrates rapidly, usually within a matter of seconds, when placed upon the tongue.”  The Agency recommends that, in addition to the original definition, ODTs be considered solid oral preparations that disintegrate rapidly in the oral cavity, with an in-vitro disintegration time of approximately 30 seconds or less, without the need for chewing or liquids.  Rapid melt tablets are generally characterized by a hydrophilic matrix, which allows prompt disintegration of tablets as they come into contact with saliva. Disintegration releases the active drug moiety trapped in the matrix, permitting the patient to swallow the product in the form of a liquid, or a suspension in the case of non-soluble components. The rapid disintegration tablet excipient offers extremely fast dissolution from tablets with good hardness made with standard techniques. The combined US, EU and Japanese ODT market has doubled in size over the past four years to surpass $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Tablet and Film Technologies (sixth edition), which is available for purchase from TCI.

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

As a result, the combined US, EU and Japanese ODT market has doubled in size over the past four years to surpass $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Tablet and Film Technologies (sixth edition), which report is available for purchase from TCI.   Increased generic competition has further expanded the ODT market volume. The number of commercial over-the-counter and prescription ODT products has ballooned to over 450, which is attributable to the rapid genericization of multiple products by a large number of generics companies.

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

Our initial focus will be on analgesics, namely Acetaminophen 80mg and 160mg orally disintegrating rapid dissolve tablets, which are currently under development with a market rollout scheduled for the second quarter of 2013.  The 80mg dosing strength will be particularly applicable to children to solve common overdosing or underdosing issues that 2-11 year olds tend to experience when taking pain relievers or fever reducers in doses intended for adults.

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

Pharmaceutical Supply Chain Management Services

We currently provide efficient supply chain management on behalf of our clients, from strategic sourcing to delivering niche generic pharmaceuticals to market.  Positioned in the center of the pharmaceutical value chain, we receive purchase orders from large pharmaceutical distributors to process orders to the end user’s specifications, and deliver products to a wide range of end users across the health care industry.  We provide our pharmaceutical supply chain management services for the U.S. market for generic and over-the-counter drugs.  These services include (i) managing Marlex’s sourcing of raw materials, (ii) ensuring the end users’ packaging and labeling requirements are being met by Marlex, (iii) acting as a liaison between the end user and Marlex in regard to any adjustments to the end users’ order, (iv) ensuring that Marlex makes proper and timely delivery to the end users and (v) otherwise address any issues and concerns of the end users that may arise during the sourcing, packaging and shipping of the end users’ order.

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

We identify the end users by identifying health care facilities that require the use of pharmaceutical products, including, but not limited to, hospitals (acute care) and nursing homes (long term care).  We use as many resources as we can to identify our target end users, including, but not limited to, industrial directories, Wikipedia and even the Yellow Pages. We contact these end users, quote to them prices and delivery time to motivate them to order through McKesson and to specify us as the supplier.  These end users normally order through McKesson, however, our price and delivery quotes are what drive the end users to specify to McKesson that the order be fulfilled through us.  Though McKesson has other suppliers it could use to fulfill the orders, such suppliers cannot match our pricing.  We are not aware of any obligation of McKesson to honor the end user’s request to have their order filled by us (rather than another supplier).  However, we are aware that McKesson wants to keep their customers (the end user) satisfied, and, accordingly, McKesson directs purchase orders to us when the end user specifies that we fulfill their order. Due to shrinking margins on the products we have sold through McKesson, the Company will be cutting back significantly on the volume of products it will sell through McKesson. The Company, however, expects that it will be able to make up (and even exceed) the cut back in sales to McKesson with the Company’s sales to other customers and other products.

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

Pending Acquisition - Marlex Pharmaceuticals, Inc.

On September 11, 2012, we entered into a letter of intent with Marlex Pharmaceuticals, Inc. and its principals to acquire all of the outstanding shares of Marlex in a reverse triangular merger. The purchase price for Marlex is approximately $10.9 million, consisting of $4.5 million is cash, $743,500 for the Contract Packager loan which will be converted into a capital contribution and $5 million, which will be paid by the issuance of restricted shares of our common stock. The number of shares of our common stock to be issued to the shareholders of Marlex will be based on the purchase price divided by the lesser of (i) $0.338, which is the average closing price of our common stock on the OTC Bulletin Board for the five day period ended September 11, 2012 and (ii) the average closing price of our common stock on the OTC Bulletin Board for the five day period ending on the date of the closing of the merger (but in no event less than $0.174 per share). Our board of directors approved the acquisition of Marlex under the letter of intent based upon an appraisal from Corporate Valuation Advisors, Inc., which valued Marlex’s business at $12.5 million.

The closing of the merger is subject to (i) the parties entering into a definitive agreement and plan of merger, (ii) Marlex delivering to us their audited financial statements for the year ended December 31, 2011 and unaudited financial statements for the six months ended June 30, 2012 reviewed by an independent auditor and (iii) our securing financing to pay off Marlex’s existing bank debt (which is estimated to be between $4 million - $5 million). Under the letter of intent, the closing was required to occur on or before December 31, 2012, but we could postpone the closing to no later than February 28, 2013 if we required additional time to (i) meet SEC filing requirements for the acquisition of Marlex (such as preparing consolidated financial statements and/or pro forma financial statements) or (ii) secure the financing to pay off Marlex’s existing bank debt. However, due to the unavailability of audited financial statements from the contract packager at the closing deadline of February 28, 2013, the closing of the transaction has been postponed on a day-to-day basis until the Contract Packager’s audit financial statements are delivered. The Company is uncertain when, or if, the acquisition of Marlex will close.

Upon the closing of the merger, Marlex will be our wholly-owned subsidiary and the current management of Marlex will remain as the management of Marlex. Additionally, at the closing, the executive officers of Marlex will enter into employment agreements consistent with those given to our executive officers, subject to review and approval by the Compensation Committee of our board of directors.

If the conditions to closing are met and Marlex neglects, fails or refuses to close, then (a) all amounts owed by Marlex to the Company shall become immediately due and payable with interest (at the rate of 3.5% per annum) of $743,500 as of December 31, 2012, and (i) Marlex shall pay us a break-up fee of $25,000 plus legal and accounting fees and costs we incurred with respect to the transaction and all other costs, expenses and losses of the Company. We also have a right of first refusal if Marlex receives an offer from a third party to acquire Marlex prior to the closing.

Potential Acquisitions

In addition to the pending acquisition of Marlex described above, we are currently exploring another acquisition to expand our supply chain management business with the goal of increasing revenue and profitability.  We believe that this potential acquisition would help us eliminate fees we currently pay to our suppliers.    While we expect to go ahead with these acquisitions, such transactions will be done subject to our ability to raise the required capital.

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

We have two primary factors that we have used to finance our purchase orders with our government supply sales contract and, when needed, for our orders with McKesson. Development 72, LLC (“Development 72”), which is a major stockholder of the Company and is controlled by one of our directors, and United Capital Funding (United).  Since March 2011, we have often been able to pay for the purchase of product through funds from our operations and we have not had to use a third party to finance the purchase of monthly inventory.  However, due to fluctuations in our sales decrease we have from time to time had to use our factors.

In June 2012, we entered into a purchase order finance agreement with Development 72.  This agreement allows us to borrow up to $600,000 (as determined on a case by case basis) at an interest rate of 0.6% per 10 day period, 1.8% per month and 21.6% per annum.

When we use Development 72 for our orders under our government supply contract, we send purchase orders to them for financing.  Development 72 advances the funds necessary to our packager, Marlex Pharmaceuticals, to pay the supplier/manufacturer of the product.  Then the goods are sent to Marlex, which then repackages the product to meet the end user’s specifications.  Marlex then sends the product to the government distribution centers.  The government then pays Marlex, which then pays us and then we repay Development 72 (including the accrued interest).

When we use Development 72 for our orders with McKesson, we send purchase orders to Development 72 for financing.  Development 72 advances the funds necessary to pay the supplier/manufacturer of the product.  The goods are then sent to Marlex Pharmaceuticals.  After repackaging the product to meet the end user’s specifications, Marlex sends the product to McKesson, which distributes the product to the end users and pays the factor, United.  United pays Development 72 and the remainder amount, after fees have been deducted, is sent to us.  By agreement all funds from McKesson must flow through United Capital.  Development 72 and United Capital have an agreement whereby United Capital pays Development 72 first and the remainder, less any applicable fees, are paid to us.  For orders under our government supply contract, the government pays Marlex, which then pays us and then we repay Development 72 (including the accrued interest).

When we use United, we send the invoices we billed to McKesson for the product and proof of delivery to United, which then pays us 83% of the invoice total less fees.  McKesson then pays United the invoice amount.

During 2010 and for the first three to five months of 2011 we financed the purchase of product and factored our accounts receivable.  Beginning in March 2011 we significantly reduced our reliance on the financing of purchase order by acquiring funds from the sale and issuance of $400,000 convertible promissory notes.  As a result, since the beginning of March 2011 we have been able to pay for the purchase of product through funds from our operations and we have not had to use a third party to finance the purchase of monthly inventory.  We have reduced our monthly interest expense associated the purchase of product by approximately 0.1% to 1%.  As sales have continued to grow in 2011, we have reduced our reliance on raising funds from the sales of receivables to a factor.  However, during 2012, we financed $1,497,904 of our purchase orders through Development 72, incurring $36,357 in interest expense.  As of December 31, 2012, (i) our unpaid purchase order finance balance was $570,000 and we had incurred fees and interest of $8,280 and (ii) we had gross receivables of $395,974 of which $141,725 was sold to a factor and has been included in the liabilities section of the balance sheet.  Other than the receivables sold at the end of 2012, since June 2011 no receivables were sold to the factor and if sales continue at the current level there are no plans to incur any interest expense as a result of factoring our receivables.

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

Oral drug delivery remains the preferred dosing method among patients and physicians, with more than 80% of all drugs administered in this manner, according to ONdrugDelivery Ltd.’s 2007 white paper entitled “Oral Drug Delivery: When You Find the Holy Grail” (available at http://www.ondrugdelivery.com/publications/Oral_Drug_Delivery_07.pdf).  Rapidly dissolving drug technology provides pharmaceutical companies with the opportunity for product line extensions for a wide variety of drugs, and we believe there is a significant opportunity as a contract developer of rapidly dissolving drug formulation for specialty prescription pharmaceuticals.   The combined US, EU and Japanese ODT market has doubled in size over the past four years to surpass $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Tablet and Film Technologies (sixth edition), which is available for purchase from TCI.

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

We anticipate market rollout of our pain relief 80mg orally disintegrating rapid dissolve tablets by the second quarter of 2013. Upon the commencement of product being shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis.

After launching pain relief 80mg orally disintegrating rapid dissolve tablets, we plan to develop and launch additional products as quickly as cash flows allow.  Vitamins and OTC products are among the product categories currently under consideration.  The rapidly dissolving drug formulation for vitamins can be developed within one to two months, as no regulatory approval is required to bring such products to market, and can be distributed through the existing network.  OTC rapidly dissolving drug formulations can be launched with a five- to six-month lead time, including three months of accelerated studies and one month of process validation.  We do not need to obtain FDA approval to market and sell orally disintegrating rapid dissolve tablets for vitamins and OTC products.  We only need to be sure that the contract manufacturers we use for making our orally disintegrating rapid dissolve tablets for vitamins and OTC products have quality control and manufacturing procedures that conform to the FDA's good manufacturing practices (“GMP”) regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance.  We expect it would take us nine (9) months to purchase the raw materials, manufacture the product using a contract manufacturer, complete the packaging, ship the finished product and conduct the marketing/advertising for the product.  Launch of generics as a rapidly dissolving drug formulation requires filing of an Abbreviated New Drug Application or New Drug Application under Section 505(b)(2) of the Federal Food, Drug and Cosmetics Act, which covers new pharmaceutical products with innovative dosage forms or delivery routes.  Generics will require at least two years of time to approval as well as a $1million - $2 million investment in safety and efficacy studies.

Except for the 80 mg orally disintegrating rapid dissolve tables, we currently do not have any other marketable rapid dissolve products.  We may not successfully develop any of the potential rapid dissolve products for vitamins and OTC products, or we may require more funding than we expect to develop such potential rapid dissolve products.

We are using a patented material to develop our rapid dissolve products.  This patented material comprises a majority of our formula and is patented by its manufacturer.  We do not have exclusive use for this patented material for our rapid dissolve products.  The remainder of our formulation to develop these potential rapid dissolve products, such as particle size, coating agents, flavors, binders, manufacturing lubricants, package design, manufacturing process, packaging materials and packaging process, are treated as our trade secrets.  Although any competitor or potential competitor may use the same patented material to make a rapidly dissolving product, we rely on the trade secret aspect for our competitive edge in the market for rapid dissolve products.  As of March 31, 2013 we are not aware of any patent that would block our use of our “trade secrets” for the development of rapid dissolve vitamins and OTC products.

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

 On August 3, 2011 we filed a trademark application for “RAPI-MED - RAPID RELEASE FAST DISSOLVING TABLETS” as a trade mark to use for our rapidly dissolving drug formulation products prior to the sales of the pain relief rapidly dissolving drug formulation we are developing with our pharmaceutical partner, which we abandoned on May 2, 2102. On April 12, 2012, we filed a trademark application for “RAPIMED MELTS IN YOUR MOUTH” as a trademark for use for our pain relief 80mg and 160 mg orally disintegrating rapid dissolve tablets that we are developing with Marlex. On February 1, 2013, we received noticed from the U.S. Patent and Trademark Office (the “PTO”) denying registration of our trademark application. We filed a Request for Reconsideration after Final Action, which was denied. We are currently re-evaluating our trademark application as a result of the PTO’s response.

 During 2013, we expect to submit an application for a “process patent” for how we make our 80 mg pain relief rapid dissolve product.  A process patent, if granted, would give us an exclusive method to produce not only our 80 mg pain relief rapid dissolve product but any other ODTs we decide to produce, and it would prevent other companies from using our manufacturing process.  However, the process patent will not prevent other companies from producing ODTs using any manufacturing process not covered by our process patent (if granted).  In addition, our process patent would not allow us to produce an ODT that is covered by a product patent of another company (as a product patent gives the holder exclusive rights to the product regardless of how it is produced).  If our process patent application is denied, we would not be able to seek protection for our manufacturing process under state trade secret law.  Trade secret law protects, among other things, non-patentable processes provided certain conditions are met:  (i) the process is generally not known, (ii) the process gives an economic benefit to the owner and (iii) the owner takes reasonable steps of keeping the process secret.  By filing a process patent our manufacturing process becomes disclosed to the public and we would be unable to meet the condition of secrecy.

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

Our Rapidly dissolving drug formulation for 80 mg acetaminophen will compete with other children’s analgesic products, such as Johnson & Johnson’s Children’s Tylenol Suspension Liquid and Children’s Tylenol Meltaways, Novartis’ Triaminic Fever Reducer Pain Reliever, and Perrigo’s Junior Strength Non-Aspirin Suspension Liquids & Drugs.  While the strength of J&J’s Tylenol brand seemed virtually bulletproof in the U.S. until recently, a multitude of product recalls over the past three years have weakened its reputation and opened a window for competitors to capture market share, especially in the children’s analgesics market where pediatricians’ support of the Tylenol brand has seen some erosion.  We will launch our rapidly dissolving drug formulation for 80 mg acetaminophen to try to take advantage of the open window in the analgesics market by promoting the advantages of ODTs – accurate dosing, patient-friendly and faster onset to accelerate relief.

Employees

As of March 31, 2013, we had two (2) full time employees and five (5) consultants.  We plan to hire more persons on as-needed basis.

ITEM 1A.        RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Risk Related to Our Company

We have a limited operating history as a company and in drug development and, therefore, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. We have a limited operating history from which to evaluate our business. We also plan to expand our business to include drug development, primarily by developing rapid melt formulations of vitamins and OTC drugs. Our failure to successfully bring our rapid melt formulations to market would have a material adverse effect on our ability to continue operating. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Because of this limited operating history and because of the emerging nature of our drug development programs, our historical financial data is of limited value in estimating future operating expenses and future cash flow. Our budgeted expense levels are based in part on our expectations concerning future revenues. However, our ability to generate the needed levels of revenues depends largely on our ability to be successful in our rapid melt drug development. Moreover, even if we successfully develop and market rapid melt drug formulation, the size of any future revenues depends on the market acceptance of such drugs we develop, which is difficult to forecast accurately.

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

We are cutting back our sales to our largest customer due to shrinking margins. If we are unable to make up the reduce sales to such major customer, our financial condition, results of operations, and liquidity will be adversely affected. McKesson accounted for 83% of our sales for the year ended December 31 2011, and 74% of our sales for the year ended December 31, 2012. We do not expect McKesson to account for a majority of our sales for the year ending December 31, 2013. Due to shrinking margins on the products we have sold through McKesson, the Company will be cutting back significantly on the volume of products it will sell through McKesson. The Company, however, expects that it will be able to make up (and even exceed) the cut back in sales to McKesson with the Company’s sales to other customers and other products, such as the roll out of our 80mg pain relief orally disintegrating rapid dissolve tablets and increasing our sales to our other customers (such as Cutis Pharmaceuticals and the Office of Health Affairs). However, if we are unable to roll out our 80mg pain relief tablets or increase our sales to our other large customers, our operations may come to a halt.

We do not have any written contracts with our customers. This allows such customers to use other companies instead of us which may negatively impact on our sales. Because we do not have any written contracts with our customers, those customers are free to forward requests for custom packaging from end users to other supply chain companies or to repackagers directly. If one or more of our customers began to use competing companies instead of us, our sales would decrease significantly.

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

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if it were unable to recruit key personnel in the future. Our near-term success will depend to a significant extent on the skills and efforts of Robert Schneiderman and Jeffrey Andrews. The Company plans to enter into employment agreements with Messrs. Schneiderman, and Andrews in the coming months. In June 2011, upon recommendation of our board of directors, Mr. Schneiderman began to receive a monthly salary of $10,000 and Mr. Andrews began to receive a monthly salary of $15,000. While the addition of these salaries will increase our general and administration expenses by approximately $300,000 annually, the Company expects to generate sufficient liquidity from operational cash flow due to continued sales growth and reduction in interest expenses. Estimated cash flow from operations will be sufficient to adsorb this incremental increase in wages provided that sales continue to grow each quarter at a minimum rate of approximately 2% to 4%, which is what we expect. In 2013, we expect the minimum quarterly sales volume to be approximately $2.0 million which will generate enough liquidity from operations to support the compensation agreements. For the year ended December 31, 2012, we recorded an operating loss of approximately $1,546,000, but this loss included non-cash expenses of approximately $975,000, which includes $175,000 common stock issued for services, $3,000 in warrants issued for services and a reserve on the loan receivable of approximately $744,000 and $54,000 in allowance for chargebacks. Should our quarterly sales not continue to grow as expected or go below the approximately $2.0 million and we do not maintain our expenses at current levels, our operational cash flow may not be able to support this incremental expense and other sources of funding would be required and there is no guarantee that funding can be raised.  The loss of one or more current key employees could have a material adverse effect on our business even if replacements were hired. Our success also depends on our ability to attract and retain additional qualified employees in the future. Competition for such personnel is intense, and we will compete for qualified personnel with numerous other employers, many of whom have greater financial and other resources than we do.  We plan to incentivize employees to engage in a long-term relationship with us through awarding equity as part of overall compensation.

We may not successfully manage any growth that we may experience through the Marlex acquisition or our other potential acquisition we are evaluating, which may result in poor results of operations and may harm our growth. Our future success will depend upon not only product development but also on the expansion of our pharmaceutical supply chain management business and the effective management of any such growth, which will place a significant strain on our management and on our administrative, operational, and financial resources. To manage any such growth, we will need to integrate into our existing new facilities, employees and operational, financial and management systems. For such integration to be done successfully, our management will need to devote its resources and time to the process. That focus may draw management’s attention from other aspects of the business, such as revenue trends, expense management and/or strategic decisions. If we are unable to manage our growth effectively, our business and results of operations would be harmed as our growth could be adversely affected by such mismanagement.

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

Regulation of our distribution business could impose increased costs or delay the introduction of new products, which could negatively impact our business. The healthcare industry is highly regulated. As a result, we and our suppliers and distributor are subject to various local, state and federal laws and regulations, which include the operating and security standards of the Drug Enforcement Administration (DEA), the FDA, various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services, and other comparable agencies. The process and costs of maintaining compliance with such operating and security standards could impose increased costs, delay the introduction of new products and negatively impact our business. For example, there have been increasing efforts by various levels of government agencies, including state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system. Certain states have adopted or are considering laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system, while other government agencies are currently evaluating their recommendations. In addition, the U.S. Food and Drug Administration (“FDA”) Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include any track-and-trace or authentication technologies, such as radio frequency identification devices and other similar technologies. These pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and would have a material adverse impact on our operating expenses and our results of operations.

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

There is currently a limited public market for our shares and if the market for our shares increase, our stockholders may still not be able to resell their shares at or above the price at which they purchased their shares. There is currently a limited public trading market for our securities. Our common stock has been trading on the OTC Bulletin Board since August 3, 2012. In the approximately 7 months since then, our common stock has had an average weekly volume of approximately 28,000 shares (or approximately 5,600 shares per trading day). An active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason an active public trading market does not develop in the future, purchasers of the shares may have difficulty selling their common stock should they desire to do so.

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

Our principal shareholders have significant voting power and may take actions that may not be in the best interest of our other shareholders, who will have no influence over shareholder decisions. Robert Schneiderman, our Chief Executive Officer and a director, and Steve Urbanski, our former Executive Vice President and director, each own 20,274,292 shares and 19, 460,000 shares, respectively, and together they own approximately 70.9% of the outstanding shares of our common stock. Schneiderman and Urbanski have the ability to exert virtual control over all matters requiring approval of our shareholders, including the election and removal of directors and the approval of mergers or other business combinations (in each case subject to the rights of the Series A Preferred Stockholder as long as there are any such shares outstanding). This concentration of control could be disadvantageous to other shareholders whose interests are different from those of Schneiderman and Urbanski. Although there is no voting arrangement between Messrs. Schneiderman and Urbanski, this concentration of ownership, nonetheless, may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquirer from making a tender offer, or otherwise attempting to obtain control of us or our business, even if such a transaction would benefit other shareholders.

We lack legal funds to pay dividends for the foreseeable future and, as a result, we will not be able to pay any dividends during such period, including dividends owed to the Series A Preferred Stockholder, which we will have to accrue until paid.  The Series A Preferred Stock that we issued on April 1, 2011 is reported as a derivative liability.  The $1,043,000 invested in such Series A Preferred Stock was not recorded in the Shareholders' Deficit section of our balance sheet, but rather is shown as a liability.  Consequently, for the year ended December 31, 2012, we had a stockholders’ deficit of $1,183,365 (rather than stockholders’ deficit of $140,365 if we had booked such investment in the Shareholders’ Deficit section of the balance sheet).  Additionally, for the fiscal year ended December 31, 2012, we had a net loss available to common stockholders of approximately $1,945,000.  Because we had a loss for 2012 and we have - stockholders’ deficit on our balance sheet, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend that exceeds our stockholders’ deficit without incurring personal liability.  Unless we have a profit in 2013, our board of directors will not be able to declare a dividend nor will we be able to pay the full dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid.  If and when we have net profits, except for any dividends owed to the holder of our Series A Preferred Stock, we anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes.  Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

ITEM 4.          MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the OTC Electronic Bulletin Board since August 2012 under the symbol “SCRC”. Prior to August 2012, our common stock was traded on an exchange or any other established market.

The following table reflects the high and low quarterly bid prices for the fiscal year ended December 31, 2012.  This information was provided to us by the Financial Industry Regulatory Authority and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

Period	High Bid	Low Bid
1st Qtr 2012	–	–
2nd Qtr 2012	–	–
3rd Qtr 2012	$0.51	$0.22
4th Qtr 2012	$0.483	$0.25

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

The Series A Preferred Stock, which we issued on April 1, 2011 is reported as a mezzanine equity because the Series A Preferred Stock has liquidation preferences which are outside the control of the Company.  The $1,043,000 invested in such Series A Preferred Stock was not recorded in the Shareholders' Deficit section of our balance sheet, but rather is shown as a liability.  Consequently, for the year ended December 31, 2012, we had a stockholders’ deficit of $1,183,365 (rather than stockholders’ deficit of $104,365 if we had booked such investment in the Shareholders’ Deficit section of the balance sheet).  Additionally, for the fiscal year ended December 31, 2012, we had a net loss of approximately $1,945,272.  Because we had a loss for 2012 and we have a retained deficit on our balance sheet, our directors cannot declare dividends under Section 174 of the Delaware General Corporation Law without incurring personal liability.  Unless we have a profit in 2013, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet.

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

Holders of Common Stock

As of April 5, 2013, the shareholders' list of our shares of common stock showed 116 registered shareholders and 58,848,961 shares of our common stock issued and outstanding.  We also have 2,990,252 shares of Series A Preferred Stock issued and outstanding, which are convertible into 5,980,504 shares of common stock.

Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

From May 2010 through April 2011, we issued promissory notes in the aggregate principal amount of $794,000 to four (4) investors. Of this amount, we issued promissory notes aggregating $50,000 to Robert Schneiderman, our Chief Executive Officer, and notes aggregating $30,000 to Harry James Production DBA R S and Associates a company owned by Mr. Schneiderman.  In March 2012, our CEO and president agreed to amend the maturity date and interest rate on his $50,000 promissory notes and the $30,000 promissory notes held by Harry James Production DBA R S and Associates.  The maturity date on these notes has been extend from September 30, 2012 until January 30, 2014.  The interest rate on the notes has been decreased from 2% monthly to 1% monthly effective on October 1, 2012.  The remaining promissory notes in the aggregate amount of $714,000 were issued to Jim and Joanne Speers ($514,000) and Leon Hurst ($200,000). These notes provide for monthly interest only payments of 1% of principal payable, at the lenders’ option, in cash or in shares of our common stock (based on a valuation of $0.50 per share). Upon maturity, outstanding principal is payable and may be converted to common stock of the Company at $0. 25 per share at the option of the lenders. The notes have a one (1) year term and mature at various dates from May 2011 through January 2014. The convertible notes were issued to such investors in reliance on the exemption under Section 4(2) of the Securities Act. The convertible notes qualified for exemption under Section 4(2) of the Securities Act since the issuances by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. The recipients of the convertible notes were accredited investors and acknowledged the restricted nature of the notes they acquired. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

On April 1, 2011 we closed on the sale of 2,990,252 shares of our Series A Preferred Stock to a single accredited investor for a purchase price of $1,043,000. The sale of shares was exempt under Section 4(2) of the Securities Act as an offer and sale not involving a public offering. As of the date of this prospectus, each share of Series A Preferred Stock is convertible into two shares of our common stock. The conversion ratio of the Series A Preferred Stock is subject to adjustment (as described below) The Series A Preferred Stock is paid a dividend at annual rate of 8% of the purchase price, which dividend is paid at the end of each fiscal quarter. Such dividends are cumulative. Of the seven members of our board of directors, the holder of the Series A Preferred Stock, as a single class, gets to elect one (1) director to the board and will vote with the common stockholders to elect four (4) directors (the common stockholders will elect, as a single class, two (2) directors). The Series A Preferred Stockholder will have approval right over certain corporate actions, namely our liquidation or dissolution, any merger, share exchange or asset sale that results in a change of control, the payment of any dividends or the redemption of stock (except for stock dividends, change of control transaction and termination of employment or service). The Series A Preferred Stock is convertible into 5,980,505 shares of our common stock (based on a conversion price of $0.1744, which was adjusted as a result of the forward stock split effected on April 15, 2011. The conversion price of the Series A Preferred Stock will be adjusted for any issuances of stock by us at a price per share less than $0.1744 (subject to certain exemptions such as securities issued under an employee stock option plan or securities issued in business transactions approved by our board). The Series A Preferred Stock has priority to assets over the common stockholders in the event of liquidation, dissolution or any merger, share exchange or consolidation in which we are not the surviving entity or there is a change in control of us). These rights of the Series A Preferred Stockholder continue until all of the shares of Series A Preferred Stock are converted into our common stock.  These shares of our Series A Preferred Stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

In May 2011, we sold 28,000 shares of its common stock to 56 purchasers for an aggregate purchase price of $5,600. Each of the purchasers was a non-U.S. citizen with a residence address located outside of the United States. This transaction was exempt from the registration provisions of the Securities Act pursuant to Regulation S as an offshore transaction with non-U.S. persons (as such term is defined in Rule 902 of Regulation S).

On June 4, 2011, the Company issued 100,000 shares of restricted common stock to Sarav Patel, an officer, director and major shareholder of Marlex, pursuant to a consulting agreement. The shares were valued at $10,000, which was the value of the services to be perfomed. Under the consulting agreement, Mr. Patel will assist the Company in developing our supply chain management business by introducing and promoting the Company with private sector out-patient surgery centers, hospitals and other health care facilities.  These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

During the year ended December 31, 2012, the Company issued 1,345,000 restricted shares of its common stock to non-employees for services rendered during the year or to be rendered. These services were valued at $231,100 and the Company charged its operations $122,906 in fiscal year 2012. The unamortized amount of prepaid services at December 31, 2012 is $108,194. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

During the year ended December 31, 2012, the Company issued 124,000 restricted shares of its common stock in connection with services provided by members of the board of directors during the fiscal year 2012. The Company charged its operations $34,480 in fiscal year 2012. The shares of the Company’s common stock issued to our outside directors qualified for exemption under Section 4(2) of the Securities Act since the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, the size of the offering, the manner of the offering and the number of shares offered.

The Company issued 114,288 restricted shares of its common stock to a corporation controlled by the Company’s President and CEO for payment of his salary in lieu of cash compensation payments for services rendered during the twelve months period ended December 31, 2012. These services were valued at $20,000 and the Company charged this amount to operations in fiscal year 2012. The shares of the Company’s common stock issued to the affiliate of our Chief Executive Officer qualified for exemption under Section 4(2) of the Securities Act since the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, the size of the offering, the manner of the offering and the number of shares offered.

In October 2012, we issued 150,000 restricted shares of common stock to Olympic Capital Group (“OCG”) for OCG’s services under a consulting agreement. These services were valued at $56,850 and the Company charged such amount to its operations in fiscal 2012. The shares of the Company’s common stock issued to OCG qualified for exemption under Section 4(2) of the Securities Act since the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, the size of the offering, the manner of the offering and the number of shares offered.

From January 1, 2013 to April 5, 2013 the Company issued 2,443,989 shares of the Company’s common stock, the shares were issued for the following transactions: a) sold 739,641 shares in a private placement for $110,000, b) issued 673,528 shares for the payments of monthly royalty expenses valued at $159,362 and c) issued 1,030,820 shares for services performed and to be performed, valued at $207,624.

On January 21, 2013, the Company received $22,500 in cash for a 10% convertible note payable with a principal amount of $25,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of January 21, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

On February 6, 2013, the Company received $67,500 in cash for a 12% convertible note payable with a principal amount of $75,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of February 6, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock.

On February 18, 2013, the Company received a net amount $67,500 in cash for an 8% convertible note payable with a principal amount of $92,500. The note included a 10% discount, we paid a $7,500 finder’s fee and we agreed to pay $10,000 to cover the investor’s legal fees. The accrued interest and principal are due on the maturity date of December 18, 2014. The conversion price is equal to 65% of the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion.

On March 20, 2013, the Company received $35,200 in cash for a 6% convertible note payable with a principal amount of $40,000. The note did not include a discount, however, we paid $2,000 to cover the investor’s legal fees and $2,800 was paid directly to a third party on our behalf. The accrued interest and principal are due on the maturity date of March 20, 2014. There is a prepayment charge of 150% of the principal amount outstanding and interest due. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the 5 trading day period prior to the date of the notice of conversion.

On March 20, 2013, the Company received $17,600 in cash for a 6% convertible note payable with a principal amount of $20,000. The note did not include a discount, but $2,400 was paid directly to a third party on our behalf. The accrued interest and principal are due on the maturity date of March 20, 2014. There is a prepayment charge of 150% of the principal amount outstanding and interest due. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the 5 trading day period prior to the date of the notice of conversion.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

This document contains forward-looking statements which may involve known and unknown risks, uncertainties and other factors that may cause ScripsAmerica, Inc. actual results and performance in future periods to be materially different from any future results or performance suggested by these statements. These factors include, but are not necessarily limited to those risks set forth in Item 1A of this form 10-K. Words such as projects, believe, plan, anticipate and expect and similar expressions are intended to qualify as forward-looking statements. ScripsAmerica Inc. cautions investors not to place undue reliance on forward-looking statements, which speak only to management’s expectations on this date. We undertake no obligation to update any forward-looking statements even if actual results may differ from projections.

The following discussion should be read in conjunction with the financial information included elsewhere in this Annual Report on Form 10-K.

Overview

We are ScripsAmerica, Inc., and were incorporated in the State of Delaware on May 12, 2008. We are a healthcare services company focused on efficient supply chain management, from strategic sourcing to delivering niche generic pharmaceuticals to market. We primarily engage in the sale of generic pharmaceutical drugs to a wide range of end users across the health care industry, including retail pharmacies, long-term care sites, hospitals, and government and home care agencies, located throughout the United States. Current therapeutic categories include pain, arthritis, prenatal, urinary and hormonal replacement drugs. We have a Contract Packager that is our primary supplier for our packaging, distribution, warehouse and customer service needs.

The United States constitutes the largest market in the world for generic pharmaceuticals, and its aging population represents a key driver for the growth of the global pharmaceuticals and domestic consumer products markets. Competitive pressures among U.S. generics providers are continuing to increase as a result of the number of new market entrants growing faster than the generics market as a whole, leading to cost competition on the manufacturing side and squeezed profit margins. On the sales side, generics prices are eroding due to low-cost suppliers from India and China capturing market share, as well as the success of health insurers and health maintenance organizations in negotiating lower reimbursement rates. Finally, large direct purchase customers such as chain drugstores demand product variety and reliability of supply that allows them to lower their inventory levels. We compete in the current environment by providing a low cost system of broad-based marketing, sales, and distribution capabilities for generics, branded pharmaceuticals, over the counter medicines, vitamins, and nutraceuticals. A significant percentage of the Company’s sales are to one customer, McKesson. For the year ended December 31, 2012, McKesson accounted for approximately 74% of our sales, and Cutis Pharmaceuticals and the DLA Distribution accounted for 12% and 19%, respectively, of our sales. However, due to shrinking margins on the products we have sold through McKesson, the Company will be cutting back significantly on the volume of products it will sell through McKesson, however, the Company expects that it will be able to make up (and even exceed) the cut back in sales to McKesson with the Company’s sales to other customers and other products.

On September 11, 2012, the Company entered into a letter of intent with our Contract Packager and its principals to acquire all of the outstanding shares of our Contract Packager. The purchase price for our Contract Packager is approximately $10.4 million, $4.5 in cash, $743,500 for the Contract Packager loan which will be converted into a capital contribution and $5 million will be paid by the issuance of restricted shares of the Company’s common stock. The number of shares of the Company’s common stock to be issued to the shareholders of our Contract Packager will be based on the purchase price divided by the lesser of (i) $0.338, which is the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ended September 11, 2012 and (ii) the average closing price of the registrant’s common stock on the OTC Bulletin Board for the five day period ending on the date of the closing of the merger (but in no event less than $0.1744 per share). The Company’s board of directors approved the acquisition of our Contract Packager under the letter of intent based upon an appraisal from Corporate Valuation Advisors, Inc., which valued our Contract Packager’s business at $12.5 million. However, due to the unavailability of audited financial statements from the Contract Packager at the closing deadline of February 28, 2013, the closing of the transaction has been postponed on a day-to-day basis until the Contract Packager’s audit financial statements are delivered. The Company is uncertain when, or if, the acquisition of Marlex will close.

In September 2012, the Company announced that our Contract Packager, which entered into a binding Letter of Intent to be acquired by the Company, secured an 8-year, $79 million pharmaceutical distribution contract with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA). On September 30, 2012, our Contract Packager began shipping its first order on this distribution contract with the DLA.

The DLA contract with our Contract Packager calls for a minimum purchase amount of $25 million over the next 2-3 years. The DLA awarded our Contract Packager the contract based on the Contract Packager’s ability to provide specified pharmaceuticals at competitive prices. Upon the closing of the Company’s acquisition of its Contract Packager, the revenues of the DLA contract will be consolidated with the Company’s revenues.

Oral drug delivery remains the preferred dosing method among patients and physicians, with more than 80% of all drugs administered in this manner. Rapid melt technology provides pharmaceutical companies with the opportunity for product line extensions for a wide variety of drugs, and we believe there is a significant opportunity as a contract developer of rapidly dissolving drug formulations for specialty prescription pharmaceuticals. The combined US, EU and Japanese ODT market has doubled in size over the past four years to surpass $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Tablet and Film Technologies (sixth edition), which is available for purchase from TCI.

In March 2010, we entered into a product development, manufacturing and supply agreement with our contract supplier/packager, which develops generic and over the counter (OTC) drug products. Under this agreement, we are developing a children’s pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for OTC products. We had committed to investing approximately $935,000 with our Contract Packager for the cost of developing these rapidly dissolving tablets. We completed the development of these rapid dissolving products in the first quarter of 2012. The development costs consisted of (i) an advance payment to our Contract Packager to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($400,000), (iii) analyze and validate the ODT formula and test sample batches ($94,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($50,000). However, we estimate that we will need approximately $1.5 million of incremental funding for expenses required to launch these products. The funding for launching the rapid melt products will have to come from the sale of equity securities, preferred and/or common stock securities and debt financing.

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

The Company’s revenue is generated from the purchases of product from its suppliers and shipments of the completed product per the end users’ specifications to distribution centers. The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104. Accordingly, revenue is recognized when product is shipped from our Contract Packager to our customers’ warehouses and is adjusted for any charge backs from our customer which may include inventory credits, discounts or volume incentives. These charge backs costs are received monthly from our customers and the sales revenue is reduced accordingly. Any product returns or non-confirmation of receipt of product is included in the customers’ monthly charge back charge.

Purchase orders from our customers generate our shipments. These purchase orders are the persuasive evidence that an arrangement exists. The pricing has also been agreed upon and determined via the customer purchase orders and the credit worthiness of our customer ensures that collectability is reasonably assured.

We also recognize a portion of our revenue on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we should not report the transaction on a gross basis in our statement of operations. These sales transactions relate to a contract that our Contract Packager has obtained with the government agency. The revenue is reported in a separate line in the statement of operations as Product revenues net from Contract Packager, the gross sales are reduced by the cost of sales fees from our Contract Packager.

Description of Expenses

Our expenses include the following: (I) Costs of Goods sold consist of purchased contract prices for finished product and a royalty charged associated with certain products sold. The Company purchases all its product from our contract packager who maintains inventory of purchase finished goods at its packager’s facility. The Company may finance the purchases of product sold based on confirmed purchase orders via a revolving Purchase Order finance agreement which is charge to interest expense; (II) Costs of services for Selling, General and Administrative expenses, which consists primarily of: (a) salaries and contracted professional fees for various consultants used for management of the Company; (b) Selling costs associated with trade shows, sampling and advertising costs; and (c) General administrative costs, which consists of overhead expenses, such as travel, telecommunications and office expenses; (III) Interest expenses mainly related to our factoring and facility agreement and convertible and term debt; and (IV) Research and development cost associated with the development of new product delivery forms.

Results of Operations

Results for the year ended December 31, 2012 versus the year ended December 31, 2011.

					( ) = unfavorable change
	2012		2011		$ Change
Product sales - net	$3,915,000	100%	$5,956,000	100%	$(2,041,000)
Cost of Goods Sold	3,384,000	86%	4,473,000	75%	(1,089,000)
Gross Profit	531,000	14%	1,483,000	25%	(952,000)
Operating Costs and Expenses:
General and Administrative	2,039,000	52%	1,015,000	17%	(1,024,000)
Research and Development	38,000	1%	595,000	10%	557,000
Total Operating expenses	2,077,000	54%	1,610,000	27%	(467,000)
Total other expenses	(273,000)	-7%	(254,000)	-4%	(19,000)
Loss before taxes	(1,819,000)	-46%	(381,000)	-6%	(1,438,000)
Tax Expense (Benefit)	43,000	1%	(41,000)	-1%	(84,000)
Net Income (Loss)	$(1,862,000)	-48%	$(340,000)	-6%	$(1,522,000)

The majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the fiscal 2012 the Company generated net product sales of approximately $3.9 million as compared to net product sales of approximately $5.9 million for the fiscal year 2011, a decrease of approximately $2.0 million, or 34.3%. The decline in sales versus the same twelve month period a year ago was mainly a result of the completion of a supply agreement with the VA at the end of 2011. The Company did not ship any product from a new VA contract in 2012 until the fourth quarter of 2012. The Company’s sales would have been approximately $1.0 million higher in 2012 if we had not recognized revenue on the net basis for sales associated with a contract with our Contract Packager.

For the fiscal year 2012, McKesson accounted for 74% of our net product sales (versus 83% of net product sales for the same period in 2011), Cutis Pharmaceuticals and MedVetaccounted for another 22% of our net product sales in 2012.

Product Sales: The following table sets forth selected statement of operations data as a percentage of gross sales for the twelve months period ended December 31, 2012 and 2011

Products sold	2012	% to total	2011	% to total
Prescription drug products	$2,949,000	53%	$5,334,000	83%
Prescription drug products-contract packager	1,173,000	21%	–	–
OTC & non prescription products	1,461,000	26%	1,093,000	17%
Gross Sales	5,583,000	100%	6,427,000	100%
Discounts / charge backs	(647,000)	17%	(471,000)	8%
Adjustment for contract packager sales	(1,021,000)	26%
Net Sales	$3,915,000		$5,956,000

Gross Profit: Gross profit for the year ended December 31, 2012 was approximately $531,000, which was 14% of our net sales. This was a decline of approximately $952,000 from the same period in 2011 and was mainly due to the sales decline of approximately $2,000,000 from the same twelve month period a year ago as well as the increase in OTC non-prescription products as a percentage of our total sales. Also impacting our gross margin percentage was the royalty expenses included in cost of goods in the amount of $52,500 which we did not incur in 2011.

Operating Expenses

Selling, General and Administrative. For the year ended December 31, 2012, selling, general and administrative expenses (“S,G&A”) increased approximately $1.0 million to approximately $2.0 million as compared to approximately $1.0 million for fiscal year 2011. The changes in S,G&A expenses was mainly a result of (a) an increase in selling costs of approximately $393,000 mainly due to the distribution of samples associated with our selling efforts to promote the RapiMed rapidly dissolving tables, sampling costs were approximately $273,000. We also incurred approximately $120,000 for costs associated for trade shows and advertising. (b) bad debt expense of approximately $744,000 for a reserve for loan receivable from our Contract Packager. (c) a reduction in board of director’s compensation of approximately $27,000 due to a one-time issuance of common stock grants to new board members in 2011, (d) costs associated with registration and SEC compliance related to our S-1 filing in 2011 decreased by approximately $290,000 (of which approximately $109,000 was a non-cash transaction for stock warrants granted for services provided), (e) salaries and wages decreased approximately $19,000, (f) professional fees, consisting mainly of legal costs, accounting fees and general consulting increased approximately $110,000, (g) insurances costs increased approximately $30,000 versus prior year 2011, (h) public relations and cost associated with public company expenses increased approximately $52,000 and (i) various other office type expenses made up the balance of the increase in selling, general and administrative expenses of approximately $41,000.

Research and Development. The Company’s expenditures for research and development cost declined approximately $557,000, for the year ended December 31, 2012, compared to the same period in 2011. The decline in our research and development costs can mainly be attributed to the completion of our on-going research related to new product development at the end of 2011.

Total Other Expenses. Other expenses for the year ended December 31, 2012 increased approximately $19,000 to approximately $273,000 from approximately $254,000 in 2011. Other expenses consists of interest expense, amortization of debt discount and change in fair value of derivative liabilities. Interest expense associated with our factoring fees for the fiscal year 2012 decline approximately $9,000 to approximately $49,000. Interest expense associated with convertible notes payable for fiscal year 2012 was approximately $156,000 a decrease of approximately $2,000 over the prior year. For the fiscal year 2012 we incurred approximately $10,000 expense for amortization of debt discount whereas in the same period in 2011 the amortization of the debt discount was approximately $38,000, a decline of approximately $28,000. The Company obtained a line of credit with a bank that carries a lower interest rate. Interest expense associated our line of credit was $750 for the fiscal year 2012. Interest cost associated with our purchase order financing was approximately $36,000 for 2012 and $0 for the same period in 2011. Interest cost associated with a term loan of $500,001 was approximately $15,000 for the year ended December 31, 2012 compared to $0 for the same period in 2011. The loss on derivative liability was approximately $7,000 for the year ended December 31, 2012 compared to $0 for the same period in 2011.

Income taxes (benefit). Total income taxes expense for the year ended December 31, 2012 was approximately $43,000 as compared to a tax benefit of approximately $41,000 for 2011, an increase in income tax expense of approximately $84,000 compared to the same period in the prior year. In 2012 we recorded a reserve allowance to our deferred tax asset of $597,591 offsetting potential tax benefit. This allowance was based on our assessment of the likelihood of not being able to recover the deferred tax benefit.

Net Income (Loss) Applicable to Common Shares. The Company recorded a net loss of approximately $1.9 million for the year ended December 31, 2012, compared to a net loss of approximately $340,000 for the prior year 2011, an increase in net loss of approximately $1.6 million. This increase in net loss is mainly due to a significant reduction in net sales of approximately $2.0 million resulting in the gross margin decline of approximately $952,000 versus 2011. Selling costs associated with the launch of RapiMed and reserve expense associated with loan receivable from our Contract Packager resulted in an increase of approximately $1.0 million in SG&A costs. Offsetting the decline in our gross margin was a decline in R & D expenses of approximately $557,000. The Company incurred approximately $175,000 of non-cash expense for the issuance of stock for services during the year and for accruing a $744,000 reserve for the loan receivable from our contract manufacturer. The income tax benefit decreased approximately $84,000 compared to 2011 mainly due to fully reserving the deferred tax amount of $597,591. The Company accrued a preferred stock dividend of $83,440 and $20,860 for the years ended December 31 2012 and 2011, respectively, resulting in a loss of income available to common shareholders of $1,945,272 and $402,535 for the fiscal year, 2012 and 2011, respectively. Basic and diluted loss per common share were $0.04 and $0.01 for the years ended December 31, 2012, and 2011, respectively.

Results for the year ended December 31, 2011 versus the year ended December 31, 2010

					( ) = unfavorable change
	2011		2010		$ Change
Product sales - net	$5,956,000	100%	$3,221,000	100%	$2,735,000
Cost of Goods Sold	4,473,000	75%	2,544,000	79%	1,929,000
Gross Profit	1,483,000	25%	677,000	21%	806,000
Operating Costs and Expenses:
General and Administrative	1,015,000	17%	94,000	3%	921,000
Research and Development	595,000	10%	267,000	8%	328,000
Total Operating expenses	1,610,000	27%	361,000	11%	1,249,000
Total other expenses	(254,000)	-4%	(129,000)	-4%	(125,000)
Loss before taxes	(381,000)	-6%	187,000	-6%	(568,000)
Tax Expense (Benefit)	(41,000)	-1%	60,000	2%	(101,000)
Net Income (Loss)	$(340,000)	-6%	$127,000	4%	$(467,000)

The Company began shipment of products in February 2010 and the majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the year ended December 31, 2011 the Company generated sales revenue of approximately $5.9 million as compared to sales of approximately $3.2 million for the year ended December 31, 2010, an increase of approximately $2.7 million primarily due to (i) more time for shipments in 2011 (twelve months) versus the same period in 2010 (ten months as the Company did not begin shipments until February 2010 and (ii) more and larger orders from McKesson for the fiscal year 2011 versus the same period in 2010 because by the start of 2011 the Company had established a track record with McKesson whereas in 2010 the Company and McKesson just started doing business with each other.

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

Products sold	2011	% to total	2010	% to total
Prescription drug products	$5,334,000	83%	$2,950,000	80%
OTC & non prescription products	1,093,000	17%	737,000	20%
Gross Sales	6,427,000	100%	3,687,000	100%
Discounts / charge backs	(471,000)	8%	(466,000)	14%
Net Sales	$5,956,000		$3221,000

Gross Profit: Gross profit for the year ended December 31, 2011 was approximately $1,483,000 or 25% primarily driven by the sales of prescription generic drugs, as compared to a gross profit of approximately $677,000, or 21%, for fiscal year 2010. This increase in gross margin dollars of approximately $806,000 is primarily due to increase sales volume in 2011 because of greater fulfillment rates on our shipments to McKesson. Our percentage increased due to lower charge back costs as a percent to the total sales volume.

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

Total Other Expenses: Other expenses for the year ended December 31, 2011 increased approximately $125,000 to approximately $254,000 as compared to the year ended December 31, 2010. This increase is mainly due to our increase in interest expense associated with our convertible notes payable which were increased in order to reduce our reliance on factoring fees related to factoring our accounts receivables which carry a higher interest rate than our convertible notes payable. The Company raised an incremental $550,000 of funds via these notes payable in fiscal year 2011 as a result of this increased borrowing the Company has incurred approximately $196,000 for interest associated with outstanding convertible notes payable which were used to finance the purchase of product and fund current operations. The interest associated with our factoring fees was approximately $59,000 for 2011 versus approximately $115,000 for fiscal year 2010, and beginning in May of 2011 the Company significantly reduced the use of factoring the accounts receivable to the point where the Company has not had to factor the receivables from June on of this year.

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

Liquidity and Capital Resources

Summary

At December 31, 2012, the Company had total current assets of approximately $2.1 million and total current liabilities of approximately $1.3 million resulting in working capital of approximately $0.8 million. The Company's current assets consisted of approximately $14,000 in cash and cash equivalents, approximately $291,000 in accounts receivable-trade, approximately $1.6 million in receivables- Contract Packager, and approximately $199,000 in prepaid expenses. Current liabilities at December 31, 2012 consist of a payable for purchase order financing of approximately $578,000, current portion of long term debt from related party of approximately $112,000, preferred stock dividend payable of approximately $104,300, obligation due from factor of approximately $142,000, convertible notes payables of approximately $65,000, accounts payables of approximately $102,000, royalty payable of approximately $53,000, a line of credit borrowing of approximately $40,000 and a derivative liability of approximately $94,000.

During the fiscal year 2012 we supplemented our liquidity needs primarily from financing activities. In 2012 our sales revenue did not cover our operational needs and some of our debt requirements. The Company raised approximately $2.2 million in cash by the following financing activities: 1) borrowing $500,001 through a four year term loan from a related party; 2) borrowing approximately $486,000 through the sale of convertible notes; 3) borrowing approximately $879,000 for purchase order financing; 4) borrowing approximately $40,000 under a line of credit with bank; 5) the receipt of approximately $142,000 from the factoring of accounts receivable 6) selling common stock which raised approximately $30,000, plus the collection of a $170,800 stock subscription receivable from a 2011 sale of common stock.

The following table summarizes our cash flows from operating investing and financing activities for the past three years:

	Year ended December 31, 2012	Year ended December 31, 2011	Change

Total cash provided by (used in):
Operating activities	(2,471,000)	(1,159,000)	(1,312,000)
Investing activities	6,000	3,000	3,000
Financing activities	2,011,000	1,452,000	559,000
Increase (decrease) in cash and cash equivalents	(454,000)	296,000	(750,000)

Management believes that, based on the anticipated level of sales of approximately $5.0 to $6.0 million for 2013 and no significant increase in operational expense as compared to the 2012 calendar year spending of approximately $1.4 million, the Company can fund a majority of its current operational expenses for fiscal year 2013. The Company also expect to close on the purchase of its Contract Packager (see note 16 in the footnotes of the financial statements) which is expected to reduce our cost of goods and increase our gross margin on sales. Our gross profit margin is expected to be in the range of approximately 15% to 20% and our outlays of cash for selling, general and administrative costs are expected to be in the range of 13% to 18% of net sales. Current Research and Development costs are almost complete and any incremental spending in the R & D area will be funded from additional funds raised by equity instruments, as described below. To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for payment of our debt obligations. The Company negotiated an extension to January 30, 2014 of all debt due to mature in 2012. Additionally, management negotiated the conversion of $250,000 of long term notes into 2,000,000 shares of common stock. However, should the sales decline significantly, profits will decline and additional funding will be required and the Company can provide no guarantee that the funding will be realized.

Management plans to pursue sales and profit growth through (a) expanding its distribution network, (b) developing new products (i.e. rapidly dissolving drug formulation pain relief products scheduled to ship during 2013), (c) closing its acquisition of its Contract Packager which will result in the accompanying consolidating the revenues under our Contract Packager’s DLA agreement. These future plans will be dependent upon securing additional sources of liquidity.

In March 2010, we entered into a product development, packaging and supply agreement with our current packaging supplier, which develops and packages generic drug products. Under this agreement, we are developing a pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for an OTC product. The Company committed to invest $935,000 with our Contract Packager for the cost of developing these rapidly dissolving tablets. The Company completed the development of these rapid melt products in the first quarter of 2012. The development costs consisted of (i) an advance payment to our Contract Packager to cover their internal expenses for the development ($200,000), (ii) acquiring raw materials and developing the ODT formulation ($406,000), (iii) analyze and validate the ODT formula and test sample batches ($154,000) and (iv) acquiring a National Drug Code for the ODT formulation and validate the manufacturing process ($175,000). The Company has spent approximately $120,000 in sales efforts to promote this new product for the fiscal year 2012. However, the Company estimates that it will need approximately $1.5 million of incremental funding for the production of inventory required to launch these products. The funding for launching the rapid melt products will have to come from the sale of equity securities and/or new debt.

Operating Activities

Net cash used by operating activities was approximately $2.5 million for the year ended December 31, 2012, as compared to cash used by operating activities of approximately $1.2 million for the fiscal year 2011, which is an increase in cash used by operations of approximately $1.3 million. Use of cash from basic operations was approximately $797,000 for 2012, as compared to use of cash of approximately $120,000 in the 2011, an increase of approximately $677,000 in the use of cash from basic operations. Cash from basic operation is defined as the net income/loss plus the reduction or increase in the change of non-cash expenses for the year. This decrease in cash generated from basic operation is mainly due to lower sales in 2012 versus 2011. In 2012 sales decline approximately $2.0 million versus 2011, resulting in the gross margin to be approximately $952,000 lower in 2012. The Company also incurred an increase in selling expenses mainly for the distribution of new product samples which reduced income approximately $204,000. Offsetting the declines in our gross profit was a reduction in research and development costs of approximately $557,000. The other changes in cash used from operations are a result of the following: (a) prepaid expense increased approximately $13,000 in 2012 as compared to a decrease in prepaid expenses in 2011 of approximately $175,000, for an increase in use of cash of approximately $188,000; (b) receivable from Contract Packager increased approximately $1.3 million resulting in an increase in cash, this allowed the Contract packager to finance the purchase of $806,000 of inventory via two non-cash transactions: (1) our Contract Packager’s purchase of inventory on behalf of the Company which reduced our Contract Packager’s outstanding loan balance to us by $250,000 and Development 72 LLC, sent cash to a company on our behalf in order to purchase $301,000 of inventory. (c) accounts receivable trade also increased approximately $139,000 in 2012, as compared to an increase of accounts receivable of approximately $113,000 in 2011, resulting in an decrease in the use of cash of approximately $26,000; (d) loan receivable from our Contract Packager was reduced by $311,104 because of approximately $621,000 in non-cash transactions, $69,650 to purchase equipment, $250,000 to finance the purchase of inventory by our Contract Packager and $300,587 for direct financing with Development 72 LLC and (e) accounts payable and royalty payables increased approximately $118,000 in 2012, as compared to a decline of approximately $47,000 for 2011, resulting in a decline in the use of cash of approximately $1,312,000.

Investing Activities

For the fiscal year 2012, the Company received approximately $6,000 from investing activities, an increase in cash received of approximately $3,000.

Financing Activities

Net cash provided by financing activities was approximately $2.0 million for the year ended December 31, 2012 compared to approximately $1.5 million for the year ended December 31, 2011, an increase of approximately $559,000. Financing activities for the fiscal year 2012 consisted of the following: the Company (a) borrowed approximately $879,000 for purchase order financing from related party, (b) paid down the balance on two convertible notes and notes payable in the amount of $235,000, (c) received the cash balance of $170,800 for subscription receivable, (d) raised $485,000 from the issuance of convertible notes payable, of which $50,000 was from a related party, (e) sold shares of common stock in the amount of $30,000, (f) borrowed $500,001 through a four year term loan from a related party, (g) borrowed $40,000 under an existing line of credit and (h) accounts receivable financing of approximately $142,000.

The following is a listing of our current financing.

From January 1, 2013 to April 5, 2013 the Company issued 2,443,989 shares of the Company’s common stock, for the following transactions: a) sold 739,641 shares in a private placement for $110,000, b) issued 673,528 shares for the payments of monthly royalty expenses valued at $159,362 and c) issued 1,030,820 shares for services performed and to be performed, valued at $207,624.

On January 21, 2013, the Company received $22,500 in cash for a 10% convertible note payable with a principal amount of $25,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of January 21, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

On February 6, 2013, the Company received $67,500 in cash for a 12% convertible note payable with a principal amount of $75,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of February 6, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock.

On February 18, 2013, the Company received a net amount of $67,500 in cash for an 8% convertible note payable with a principal amount of $92,500. The note included a 10% discount, we paid a $7,500 finder’s fee and we agreed to pay $10,000 to cover the investor’s legal fees. The accrued interest and principal are due on the maturity date of December 18, 2014. The conversion price is equal to 65% of the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion.

On March 20, 2013, the Company received $35,200 in cash for a 6% convertible note payable with a principal amount of $40,000. The note did not include a discount, however, we paid $2,000 to cover the investor’s legal fees and $2,800 was paid directly to a third party on our behalf. The accrued interest and principal are due on the maturity date of March 20, 2014. There is a prepayment charge of 150% of the outstanding principal amount and interest due. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the 5 trading day period prior to the date of the notice of conversion.

On March 20, 2013, the Company received $17,600 in cash for a 6% convertible note payable with a principal amount of $20,000. The note did not include a discount, but $2,400 was paid directly to third party on our behalf. The accrued interest and principal are due on the maturity date of March 20, 2014. There is a prepayment charge of 150% of the outstanding principal amount and interest due. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the 5 trading day period prior to the date of the notice of conversion.

On October 22, 2012, the Company entered into a securities purchase agreement with Auctus Private Equity Fund (“Auctus”) pursuant to which Actus purchased from the Company an 8% convertible note in the principal amount of $52,750. The Company received gross proceeds of $50,000 from the sale of the Note (and $2,750 was used to pay the investor’s legal fees).

On August 6, 2012, the Company entered into a securities purchase agreement with Asher Enterprises Inc. (“Asher”) pursuant to which Asher purchased from the Company an 8% convertible note in the principal amount of $63,000 (the “Note”). The Company received net proceeds of $50,000 from the sale of the Note (and $13,000 was used to pay the professional fees). On February1, 2013, the Company prepaid the Note for the sum of $90,561. The payment amount to Asher included a prepayment penalty.

On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable. In September 2012 the Company prepaid $30,000 of the principal and by mutual consent the holder of the note and the Company agreed to reduce the monthly interest expense to 1% from 2%, in cash, or common stock of the Company at $0.25 per share, at the option of the lender effective July 2012. The maturity date of this note was also extended two months until January 7, 2014. There is no required principal payment on the note until maturity. The principal portion of the notes can be converted into common stock at any time during the term of the loan at the rate of $.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Our Contract Packager also co-signed this note. In addition, on December 18, 2012, by mutual consent with the Company the lender agreed to reduce the royalty payment to 1.8% on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.9% on the next $15 million of such sales. These royalty payments will be paid quarterly, commencing December 31, 2012. As of December 31, 2012, the Company has accrued and expensed $42,000 in the 2012 financial statements for these royalty payments, but it has not made any cash payments on them. Collateral for this loan also includes 1,400,000 shares of the Company’s common stock. The Company has accrued $25,600 in interest on this loan but has not yet made any cash payments for such interest.

On March 12, 2012, the holders of a $250,000 long-term convertible note elected to convert the convertible note into 2,000,000 shares of the Company’s common stock. At the time of conversion the Company changed the conversion price from $0.25 per share to $0.125 per share of common stock resulting in an additional one million shares being issued per the original loan agreement. At the time of the conversion the fair value of the Company’s stock was below the revised $0.125 conversion price, and, consequently, the Company did not have to record any extra expense for this beneficial conversion feature. This reduction in price for this conversion was not offered on any other convertible debt which the Company holds. Upon conversion, the royalty liability and debt discount of $53,186 associated with this note were bifurcated resulting in the elimination of both accounts. The Company anticipates launching this orally disintegrating tablet for which a 4% royalty payment is due sometime in the second half of fiscal year 2013.

On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is November 1, 2015. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Our Contract Packager also co-signed this note. In addition, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly commencing December 31, 2012, and as of December 31, 2012, the Company has accrued and expensed $10,500 in the 2012 financial statements but has not made any cash payments pertaining to the royalty. Additionally the Company has accrued $4,000 for interest payments but has not made any cash payments for interest as of December 31, 2012. Collateral for this loan also includes 200,000 shares of the Company’s common stock.

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

Development 72 is a related party because it is the holder of record of 2,990,252 shares of the Company’s Series A Preferred Stock which is convertible into 5,980,504 shares of the Company’s common stock (representing approximately 10.6% of the outstanding shares). In addition, the manager of Development 72, Andrius Pranskevicius, is a member of the Company’s board of directors.

Company has obtained a line of credit from Wells Fargo Bank to borrow up to $85,000. The line of credit has an interest rate of and prime plus 6.25% annually. The outstanding balance related to this line of credit at December 31, 2012wais $40,059. This credit line will allow the Company to fund basic operation and also reduce any reliance on factoring the Company’s receivable, which will reduce possible future interest expense.

Commitments and Concentrations

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with our Contract Packager for orally disintegrating tablets. The total value of this contract was estimated to be $935,000. The Company has paid a total of approximately $744,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of December 31, 2012 and December 31, 2011. The project was completed during the first quarter of 2012 and the Company does not expect to incur any more charges toward this contract. Upon the commencement of product being shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis. The Company anticipates launching this orally disintegrating tablet in the second half of fiscal year 2013. The $200,000 deposit will be applied towards future royalty payments.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see Note 8(g) to the 2012 financial statements for details) are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party.

On September 27, 2012, the Company entered into a 12 month service/consulting agreement with Olympic Capital Group (“OCG”) for the purpose and intent to introduce the Company to sources which can help the Company grow its business through joint ventures, purchase orders, licensing and/or royalty agreements, marketing the Company’s products, and/or to sell its business.

The fees associated with the OCG agreement are as follows:

a)	The Company agrees to pay a cash consulting fee of 8% of the gross revenue derived by the Company for any transaction enters into from a source that OCG introduced. Such transactions include any joint venture, or licensing or royalty agreement, or other agreement involving the sales or licensing or royalty or other revenue-producing agreement regarding the Company’s products or technology or services.
b)	The Company agrees in consideration for OCG’s services, upon signing the consulting agreement to issue OCG a total of 150,000 restricted common stock shares. These shares were issued in October 2012.
c)	In the event that the Company completes the transactions described in section (a) above, then, in the event that the Company subsequently is acquired or sells its assets, or mergers with another company, the Company agrees to pay a cash consulting fee equal to 6% of the purchase price.
d)	If any transaction set forth in section (a) or (c) above consists of any payments to be made to the Company and/or shareholders or affiliates in the future, the Company agrees that a the consulting fee is due and payable to OCG and is payable upon receipt of such consideration.
e)	When a transaction described in section (a), (c), (d) above is completed, then in addition to the compensation described above the Company agrees to pay OCG a monthly consulting fee of $5,000 for a 24 month period beginning on the first day of the first month after the closing of the transaction.
f)	Also when a transaction described in section (a), (c), (d) above is completed, the Company agrees to an equity interest payment of 6% of the combined present and projected future value of the transaction, which value will be ascertained and delivered to the Company and OCG at least ten days before the closing of the proposed transaction.

In September 2012, the Company announced that our Contract Packager, which signed a Letter of Intent to be acquired by the Company, had secured an 8-year $79 million pharmaceutical distribution contract with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA). On September 30, 2012, our Contract Packager began shipping its first order on this distribution contract with the DLA. Our Contract Packager’s DLA contract calls for a minimum purchase amount of $25 million over the next 2-3 years. The DLA has awarded our Contract Packager the contract based on its ability to provide specified pharmaceuticals at competitive prices. ScripsAmerica reports these sales as net sales from related party, gross sales are reduced by the cost of goods fees for the product shipped that is paid to our Contract Packager. The Company expects to complete the acquisition of its Contract Packager by the end of the second quarter of 2013. The DLA contract requires our Contract Packager to maintain a ten day inventory supply level for various products. The Company estimates this minimum inventory supply level to be approximately $200,000 to $400,000.

During the fiscal years 2012 and 2011, the Company purchased approximately 100% of its product packaging from its Contract Packager. A disruption in the availability of product packaging from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $3,524,000 or 90% of its revenue from two customers, of this total one customer accounted for 74% and the other accounted for 16% during the year ended December 31, 2012, and approximately $4,972,000 or 83%, of its revenue from one customer during the year ended December 31, 2011.

As of December 31, 2012, the Company had two customers in our accounts receivable – trade, one customer accounted for $175,054, or 60% of the Company’s accounts receivable balance of $290,531. As of December 31, 2011, one customer accounted for $204,640, or 100% of the Company’s accounts receivable.

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

Revenue Recognition - Revenue is recognized when product is shipped from our Contract Packager (Marlex Pharmaceuticals Inc.) to our customers’ warehouses, mainly McKesson, and is adjusted for any charge backs received from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables for the corresponding period are reduced accordingly.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

We also recognize a portion of our revenue on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we should not report the transaction on a gross basis in our statement of operations. These sales transactions relates to a contract that our Contract Packager has obtained with the government agency. The revenue is reported in a separate line in the statement of operations as Product revenues net from related party, the gross sales are reduced by the cost of sales fees from our Contract Packager.

Accounts Receivable Trade, net –Accounts receivable are stated at estimated net realizable value net of the sales allowance due to charge backs.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2012 and 2011 no allowance for doubtful accounts has been recorded. The Company entered into an accounts receivable factoring facility agreement in June 2012. As of December 31, 2012, gross receivables were $395,974 of which $141,725 was sold to a factor, and has been included in the liabilities section in the balance sheet. Gross accounts receivable was reduced $105,443 for an allowance for charge backs, for a net accounts receivable balance of $290,531. As of December 31, 2011, there were no receivables factored, gross receivables were $256,792 and $52,152 was recorded as an allowance for charge backs, for a net receivable balance of $204,640.

Receivable – related party - The Company has receivables with our contract package, a related party in the amount of $1,579,051. This receivable consist of the following: a) receivables relating sales with government agency in the amount of $772,809, b) the Company paid $600,000 to a vendor for the product to be manufactured on behalf of our Contract Packager, and c) the Company advanced $206,241 to our contract package for the purchase of product inventory. The Company expects to receive payment within the next twelve months thus no reserve for uncollectible has been recorded.

Income Taxes – The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recorded a valuation allowance of $597,591 in 2012 and , in 2011, no valuation allowance was recorded.

Derivative Financial Instruments Arrangements – Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ deficit. The Company considers the observable inputs used to measure these derivatives to determine if the fair value level, either level 2 or level 3.

Fair Value Measurements – The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (ASC) No. 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under ASC 820, fair value measurements are not adjusted for transaction cost.  ASC 820 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

Stock-Based Compensation – The Company adopted FASB ASC No. 718 “Share-Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as of August 3, 2012, prior to our stock being publicly traded the fair value was determined by the board of directors for the value of services performed. As of December 31, 2012 the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees the fair value at the grant date is used to value the expense. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,
•	the expected term of the option or warrant,
•	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,
•	the expected volatility of our common stock,
•	expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future),
•	the risk free interest rate for the expected option or warrant term, and
•	the expected forfeiture rate.

Cost of Goods Sold - The Company purchases all of its products from one supplier, Marlex Pharmaceuticals Inc., which is a related party at various contracted prices. Raw materials are re-packaged by re-packager. Upon shipment of product, the Company is charged the contracted price for services provided to ship the product.  Cost of goods consists of raw material costs, re-packaging costs and shipping and handling.  The Company financed the purchase of inventory based on confirmed purchase orders via a revolving finance agreement, provided by a related party (see notes 8 and 14 to the accompanying financial statements).

Earnings Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCRIPSAMERICA, INC.

FINANCIAL STATEMENTS

Contents

Page
Reports of Independent Registered Public Accounting firms	F-1 and F-2

Financial Statements - December 31, 2012 and 2011

Balance Sheets	F-3
Statements of Income	F-4
Statements of Changes in Stockholders’ Deficit	F-5
Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

ScripsAmerica, Inc.

We have audited the accompanying balance sheet of ScripsAmerica, Inc. as of December 31, 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. ScripsAmerica, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ScripsAmerica, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

East Hanover, New Jersey

April 15, 2013

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

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP

New York, New York

March 21, 2012

SCRIPSAMERICA, INC.

Balance Sheets

	December 31,
	2012	2011

ASSETS
Current Assets
Cash	$13,513	$467,505
Accounts receivable-trade, net	290,531	204,640
Receivable – contract packager	1,579,051	–
Prepaid expenses and other current assets	198,820	46,300
Deferred tax asset, net of reserve	–	41,200
Total Current Assets	2,081,915	759,645
Property and Equipment	69,650	–
Other Assets
Loan receivable – contract packager, net reserve	–	1,052,636
Notes receivable - related party - net	–	6,055
Deposits	200,000	200,000
Total Other Assets	200,000	1,258,691
TOTAL ASSETS	$2,351,565	$2,018,336

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credit	$40,059	$–
Accounts payable and accrued expenses	101,520	35,620
Purchase order financing - related party	578,280	–
Obligation due to factor	141,725	–
Royalty payable	52,500	53,186
Derivative Liability	94,477	–
Preferred Stock dividends payable	104,300	20,860
Current portion of long-term debt	112,021	–
Convertible notes payable - net of discount $50,918 and $0, respectively	64,832	170,000
Total Current Liabilities	1,289,714	279,666

Non-Current Liabilities
Convertible notes payable - related parties	130,000	80,000
Convertible notes payable - net of discount of $0 and $55,269, respectively	719,400	624,731
Long-term debt, less current portion	352,816	–
Total Non-Current Liabilities	1,202,216	704,731
Total Liabilities	2,491,930	984,397

Commitments and Contingencies	–	–
Series A Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding	1,043,000	1,043,000

Stockholders' Deficit
Common stock - $0.001 par value; 150,000,000 shares authorized; 56,404,972 and 52,521,684 shares issued and outstanding as of December 31, 2012 and 2011, respectively	56,405	52,522
Subscription Receivable	–	(170,800)
Additional paid-in capital	1,090,772	494,487
Accumulated deficit	(2,330,542)	(385,270)
Total Stockholders' Deficit	(1,183,365)	(9,061)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,351,565	$2,018,336

 See accompanying notes to financial statements.

SCRIPSAMERICA, INC.

Statements of Operations

	For the Years Ended December 31,
	2012	2011

Net Revenues
Product revenues – net of contract adjustments	$3,762,677	$5,955,704
Product revenues net from contract packager	152,517	–
Total net revenues	$3,915,194	$5,955,704

Cost of Goods Sold	3,384,346	4,472,528

Gross Profit	530,848	1,483,176

Selling, General and Administrative Expenses	2,039,147	1,014,929
Research and Development	37,524	595,166

Total Operating Expenses	2,076,671	1,610,095

Loss from Operations	(1,545,823)	(126,919)

Other Expenses
Interest expense	(225,247)	(254,236)
Loss on derivative liability	(6,750)	–
Amortization of debt discount	(40,833)	–
	(272,830)	(254,236)

Loss Before Provision for Income taxes	(1,818,653)	(381,155)

Provision for Income Taxes Expense (Benefit)	43,179	(41,200)

Net Loss	$(1,861,832)	$(339,955)

Preferred Stock Dividend	(83,440)	(62,580)

Net Loss Available to Common Shareholders	(1,945,272)	(402,535)

Loss Per Common Share
Basic and Diluted	$(0.04)	$(0.01)

Weighted Average Number of Common Shares
Basic and Diluted	55,140,192	49,960,405

 See accompanying notes to financial statements.

SCRIPSAMERICA, INC.

Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2012 and 2011

	Common Stock		Subscription	Additional Paid-In	Retained Earnings	Stockholders’ Equity
	Shares	Amount	Receivable	Capital	(Deficit)	(Deficit)

Balance - December 31, 2010	45,859,680	$45,860	$–	$201,770	$17,265	$264,895

Common stock issued for stock subscription	5,200,000	5,200	(176,000)	170,800		–
Common stock issued for cash	29,000	29		5,772		5,801
Common stock issued for services - BOD	624,000	624		61,776		62,400
Common stock issued for services - employees	200,004	200		34,800		35,000
Common stock issued for conversion of convertible Notes payable	100,000	100		24,900		25,000
Common stock issued for services - non employees	509,000	509		70,491		71,000
Convertible preferred stock costs & fees				(130,631)		(130,631)
Dividends for convertible preferred stock					(62,580)	(62,580)
Common stock warrant issued for services				54,809		54,809
Payment received for stock subscription			5,200			5,200
Net Loss					(339,955)	(339,955)
Balance - December 31, 2011	52,521,684	$52,522	$(170,800)	$494,487	$(385,270)	$(9,061)

Payment received for stock subscription			170,800			170,800
Common stock issued for cash	300,000	300		29,700	–	30,000
Common stock issued for services - BOD	124,000	124		34,356		34,480
Common stock issued for services - employees	114,288	114		19,886		20,000
Common stock issued for conversion of convertible Notes payable	2,000,000	2,000		248,000		250,000
Common stock issued for services - non employees	1,345,000	1,345		229,755		231,100
Dividends for convertible preferred stock					(83,440)	(83,440)
Warrant issued for services				34,588		34,588
Net Loss					(1,861,832)	(1,861,832)
Balance - December 31, 2012	56,404,972	$56,405	$–	$1,090,772	$(2,330,542)	$(1,183,365)

 See accompanying notes to financial statements.

SCRIPSAMERICA, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(1,861,832)	$(339,955)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible notes payable	38,892	37,537
Common stock issued for services	174,530	168,400
Common stock warrants issued for services	3,243	54,809
Change in derivative liability	6,750	–
Deferred Income tax provision (benefit)	41,200	(41,200)
Reserve for loan receivable – contract packager	743,503
Allowance for chargebacks	53,805	52,152
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable - trade	(139,696)	(165,451)
Receivable – contract packager	(1,329,051)	(1,052,636)
Prepaid expenses and other current assets	(10,125)	174,667
Loan receivable – contract packager	(311,104)	–
Accounts payable and accrued expenses	65,900	(47,310)
Accrued royalty payable	52,500	–
Cash used in operating activities	(2,471,485)	(1,158,987)
Cash Flows from Investing Activities
Payments received from note receivable	6,055	2,945
Cash provided by investing activities	6,055	2,945
Cash Flows from Financing Activities
Proceeds from bank line of credit, net	40,059	–
Proceeds from PO financing from related party, net	878,867	–
Proceeds from factor, net	141,725	–
Proceeds from Issuance of common stock	30,000	5,800
Proceeds from issuance of convertible preferred stock - net	–	912,369
Proceeds from convertible notes payable - related party	50,000	20,000
Proceeds from convertible notes payable	435,150	664,000
Proceeds from note payable - related party	500,001	–
Payments for convertible notes payable	(200,000)	(114,000)
Payment from note payable - related party	(35,164)	–
Payment for dividends	–	(41,720)
Collection of stock subscription receivable	170,800	5,200
Cash provided by financing activities	2,011,438	1,451,649

Net Increase (Decrease) in Cash	(453,992)	295,607

Cash - Beginning of year	467,505	171,898

Cash - End of year	$13,513	$467,505

Supplemental Disclosures of Cash Flow Information
Cash Paid:
Interest	$186,474	$159,022
Income Taxes	–	4,200
Noncash financing and investing activities:
Accrued Preferred Dividend payable	83,440	20,860
Conversion of note payable for common stock	250,000	–
Warrants issued for services	34,588	–
Common stock issued for services	108,194	6,250
Common stock subscription	–	176,000
Common stock issued in connection with the issuance of convertible note payable	–	25,000
Reduction in loan receivable from contract packager in exchange for inventory	250,000	–
Purchase order direct financing in exchange for inventory	300,587	–
Purchase of manufacturing equipment	$69,650	–

See accompanying notes to financial statements.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

1 -       Organization and Business

The accompanying financial statements reflect financial information of ScripsAmerica, Inc., (the “Company” or “ScripsAmerica” or “we”).

We were incorporated in the State of Delaware on May 12, 2008, and primarily engage in the sale of generic pharmaceutical drugs through our main customer, McKesson Corporation (“McKesson”), to various end users, including physicians’ offices, retail pharmacies, long-term care sites, hospitals and home care agencies, located throughout the United States. We primary, use a single vendor, Marlex Pharmaceuticals, Inc. (“Marlex” or “Contract Packager”), for our packaging, distribution, warehouse and customer service needs.

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

b.      Revenue Recognition - Revenue is recognized when product is shipped from our Contract Packager (Marlex Pharmaceuticals Inc.) to our customers’ warehouses, mainly McKesson, and is adjusted for any charge backs received from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables for the corresponding period are reduced accordingly.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

We also recognize a portion of our revenue on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we should not report the transaction on a gross basis in our statement of operations. These sales transactions relate to a contract that our Contract Packager has obtained with a government agency. The revenue is reported in a separate line in the statement of operations as Product revenues net from Contract Packager, the gross sales are reduced by the cost of sales fees from our Contract Packager.

c.      Research and Development - Expenditures for research and development (“R & D”) associated with contract research and development provided by third parties are expensed, as incurred. The Company had charges of $37,524 and $595,166 for research and development expenses for the years ended December 31, 2012 and 2011, respectively. During 2012 all R & D costs were with a non-related party but in 2011 $276,887 was from Marlex Pharmaceuticals Inc.

d.      Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value net of the sales allowance due to charge backs.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2012 and 2011 no allowance for doubtful accounts has been recorded. The Company entered into an accounts receivable factoring facility agreement in June 2012. As of December 31, 2012, gross receivables were $395,974 of which $141,725 was sold to a factor, and has been included in the liabilities section in the balance sheet. Gross accounts receivable was reduced $105,443 for an allowance for charge backs, for a net accounts receivable balance of $290,531. As of December 31, 2011, there were no receivables factored, gross receivables were $256,792 and $52,152 was recorded as an allowance for charge backs, for a net receivable balance of $204,640.

e.      Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Maintenance costs, which do not significantly extend the useful lives of the respective assets and repair costs are charged to operating expense as incurred. The assets we have purchased in 2012 have not been put into operations as of December 31, 2012, as a result we did not record any depreciation expense in 2012.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

f.      Receivable – Contract Packager - The Company has receivables with our Contract Packager, a related party in the amount of $1,579,051. This receivable consists of the following: a) receivables relating to sales with a government agency in the amount of $772,809, b) the Company paid $600,000 to a vendor for the product to be manufactured on behalf of our Contract Packager, and c) the Company advanced $206,241 to our Contract Packager for the purchase of product inventory. The Company expects to receive payment within the next twelve months thus no reserve for uncollectible amounts has been recorded.

g.      Customer, Product, and Supplier Concentrations - We sell our products directly to a wholesale drug distributor who, in turn, supplies products to pharmacies, hospitals, governmental agencies, and physicians.  On January 1, 2010, the Company entered into a Service Agreement with Marlex Pharmaceuticals Inc. with a term of ten years, and is cancellable by either party upon twelve months written notice. The Service Agreement provides for the packaging and distribution of goods received from the Company’s suppliers to the Company’s customers. The Company used this Contract Packager exclusively for all of its warehouse, customer service, distribution, and labeling services for 2012 and 2011.

h.      Concentration in Cash -. We maintain cash at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts.

Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, at which time our noninterest bearing cash balances may again exceed federally insured limits. We had no interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2012 and 2011

i.      Income Taxes - The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recorded a valuation allowance of $597,591 in 2012 and in 2011 no valuation allowance was recorded.

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

j.      Derivative Financial Instruments Arrangements - Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ deficit. The Company considers the observable inputs used to measure these derivatives to determine if the fair value level, either level 2 or level 3.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

As previously stated, derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes

k.      Fair Value Measurements - The Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (ASC) No. 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under ASC 820, fair value measurements are not adjusted for transaction cost.  ASC 820 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

l.      Financial Instruments - The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, obligation due factor, and notes payable approximate their fair values due to their short-term maturities. The carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 17 for fair value of derivative liabilities.

m.      Advertising Expenses - The Company expenses advertising costs as incurred.  The Company incurred advertising expenses in the amount of $62,875 for the year ended December 31, 2012 and did not incur any advertising expenses for the year ended December 31, 2011.

n.      Shipping and Handling Cost – We expense all shipping and handling costs as incurred. These costs are included in cost of sales on the accompanying financial statements.

o.      Stock-Based Compensation – The Company adopted FASB ASC No. 718 “Share-Based Payment,” requiring the expense recognition of the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as of August 3, 2012, prior to our stock being publicly traded the fair value was determined by the board of directors for the value of services performed. As of December 31, 2012, the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees the fair value at the grant date is used to value the expense. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•      the stock option or warrant exercise price,

•      the expected term of the option or warrant,

•      the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,

•      the expected volatility of our common stock,

•      expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future),

•      the risk free interest rate for the expected option or warrant term, and

•      the expected forfeiture rate.

p.      Cost of Goods Sold - The Company purchases all of its products from one supplier, Marlex Pharmaceuticals Inc., a related party at various contracted prices. Raw materials are re-packaged by Marlex. Upon shipment of product, the Company is charged the contracted price for services provided to ship the product.  Cost of goods consists of raw material costs, re-packaging costs and shipping and handling.  The Company financed the purchase of inventory based on confirmed purchase orders via a revolving finance agreement, provided by a related party (see notes 8 and 14 below).

q.      Earnings Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. For details on number of common stock equivalents see Note 13 below.

r.      Reclassification - Certain amounts in the financial statements as of and for the year ended December 31, 2011 have been reclassified for comparative purposes to conform to the presentation in the financial statements as of and for the year ended December 31, 2012.

3 -       Prepaid Expenses and Other current assets

The balance as of December 31, 2012 and 2011 was $198,820 and $46,300, respectively. The balance as of December 31, 2012 consists of $108,194 from the issuance of the Company’s common stock for services to be provided, $23,676 for prepaid insurance, $66,949 for debt issue costs associated with notes payable obtained in fiscal year 2012. The balance as of December 31, 2011 consisted of an advance of $31,550 for new product development costs, $14,750 of unamortized expenses for services to be provided paid from the issuance of the Company’s common stock.

4 -       Accounts Receivable, net

The Company may at certain times during the year sell qualified receivables to a factor (United Capital Funding). This agreement allows the Company to sell its qualified accounts receivable with recourse in exchange for advances of funds equivalent to 83% of the value of receivables, leaving 17% of the receivables as a reserve by the factor for potential non-payment of the Company’s receivables. The factoring facility is for a term of one year, which was renewed in May 2012 and is cancellable by either party upon one month’s written notice, which provides a factoring line of up to $1,000,000. As collateral for the repayment of advances for receivables sold, the factor has a priority security interest in all present and future assets and rights of the Company. The factor has required that the Company notify all customers that all payments must be made to a lock-box controlled by the factor. The factoring fee is 2.2% every thirty days or 26.4% annually. Factoring fees charged to interest expense for the years ended December 31, 2012 and 2011 were $48,948 and $58,123, respectively.

As of December 31, 2012, gross accounts receivables were $395,974 of which $141,725 of receivables were sold to the factor and has been included in the liabilities section of the balance sheet, $115,477 of the 2012 year end accounts receivables was not sold to the factor, leaving a balance of $33,329 due from the factor on all open receivables this amount is net of charge backs allowance of $105,443. As of December 31, 2011, there were no open receivables sold to a factor, leaving $204,640 due from the factor on all open receivables. Management has reviewed the open receivables for collectability and has determined that an allowance for doubtful accounts for these receivables is not necessary as of December 31, 2012 and 2011.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

5 -       Loan Receivable – Contract Packager

Beginning in fiscal year 2011, the Company has loaned money to our Contract Packager in an unsecured, non-interest bearing loan which has no stipulated repayment terms as the loan was made pursuant to an oral agreement. In 2011 the Company loaned our Contract Packager $1,052,636. In 2012 we received payments of $309,133 from our Contract Packager, of which $250,000 of that loan was paid back in the form of a non-cash transaction to purchase inventory. The outstanding balances at December 31, 2012 and 2011 are $743,503 and $1,052,636, respectively. On September 11, 2012, the Company signed a letter of intent to purchase its Contract Packager. Under the letter of intent agreement, upon closing, this loan will be eliminated. See footnote 16 for details. However, due to the unavailability of audited financial statements from the Contract Packager at the closing deadline of February 28, 2013, the closing of the transaction has been postponed on a day-to-day basis until the Contract Packager’s audit financial statements are delivered. Consequently, due to the uncertainty on closing this transaction, management has determined that the outstanding balance should be fully reserved as of December 31 2012. A charge of $743,503 is included in the selling, general and administrative expenses in the statement of operations.

6 -       Note Receivable and Other related Party Transactions

During fiscal year 2012, the Company received payment of $6,055 from a stockholder, who is also an officer of the Company. On August 31, 2010, the Company amended a prior loan agreement with the related party stockholder, to increase the amount to $9,000 and in fiscal year 2011 received payment of $2,945.  As of December 31, 2012 and 2011, the outstanding balance is $0 and $6,055, respectively, and is classified as notes receivable - related party- net.

In 2012, the Company paid $120,000 in consulting fees and interest expense on loans to a consulting firm owned by the Company’s CEO and President. The Company issued 114,288 shares of common stock valued at $20,000 to that consulting firm owned by the CEO and President for services provided, and the Company accrued $5,000 for services provided in 2012 and accrued $4,000 for interest expense on a note payable to the wife of the CEO. The Company also paid $180,000 in consulting fees to a consulting firm owned by the Company’s Chief Financial Officer.

In 2011, the Company paid $67,300 in consulting fees and interest expense on loans to a consulting firm owned by the Company’s CEO and President and in addition the Company issued 200,004 shares of common stock valued at $35,000 to that consulting firm owned by the CEO and President for services provided.  The Company also paid $165,240 in consulting fees to a consulting firm owned by the Company’s Chief Financial Officer.

7 -       Deposits

Deposits as of December 31, 2012 and 2011 consist of an advance royalty payment of $200,000 made under the Company’s Product Development, Manufacturing and Supply agreement with its contract packager.  See Note 12.

8 -       Debt

Debt consists of the following as of December 31, 2012 and December 31, 2011:

			December 31, 2012		December 31, 2011
Convertible note	(a)	(1)	23,149		-
Convertible note	(b)	(2)	41,683		-
Convertible note	(c)		290,000		-
Convertible note	(d)		14,700		100,000
Convertible note	(e)		114,700		200,000
Convertible notes	(f)		300,000	(3)	244,731
Convertible note	(g)		-		250,000
Convertible note - Related party	(h)		80,000		80,000
Convertible note - Related party	(i)		50,000		-

Term loan - Related party	(j)		464,837		-
Line of Credit with Bank	(k)		40,059		-

Total Loan and notes payable			1,419,128		874,731
Less current maturities			(216,912)		(170,000)
Long-term debt			1,202,216		704,731

(1) = Discounted amount $29,601
(2) = Discounted amount $21,317
(3) = Discounted amount $55,269

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

(a)      On October 22, 2012, the Company entered into a securities purchase agreement with Auctus Private Equity Fund (“Auctus”) pursuant to which Actus purchased from the Company an 8% convertible note in the principal amount of $52,750. The Company received gross proceeds of $50,000 from the sale of the Note (and $2,750 was used to pay the investor’s legal fees recorded as a discount).

The Note is due and payable on July 22, 2013 and accrues interest at the rate of 8% per annum. The Note may be prepaid at any time subject to a prepayment penalty ranging from 115% to 140% of the sum of the principal, accrued but unpaid interest and any other amounts due under the Note.

On and after April 20, 2013 and until the maturity date or the full payment of the Note (whichever is later), the principal and all accrued but unpaid interest and any other amounts due under the Note are convertible into shares of the Company’s common stock. The conversion price is at a 35% discount to the average of the five lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior to the date Auctus delivers its notice of conversion. Under the Note, the Company may not declare and pay any dividends or repurchase any of its securities without Auctus’s prior written consent, except for any dividends payable with respect to the outstanding shares of the Company’s Series A Preferred Stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares which we have deemed to be an instrument which requires us to value an embedded derivative. The Company accounted for the conversion feature in accordance with ASC 815. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 77%, risk-free interest rate of .14 to .17% and expected life of 9 and 7 months. The fair value of the derivative at the date issued amounted to $39,763 and was revalued at December 31, 2012 to be $36,328. The debt discount associated with this derivative equals the fair value of the derivative at the date issued and is being amortized over the life of the note, the balance of the debt discount at December 31, 2012 is $29,601. Debt discount amortized to interest expense in 2012 was $10,162.

The Company would have been required to issue 390,722 shares of common stock if Actus converted on December 31, 2012.

(b)      On August 6, 2012, the Company entered into a securities purchase agreement with Asher Enterprises Inc. (“Asher”) pursuant to which Asher purchased from the Company an 8% convertible note in the principal amount of $63,000 (the “Note”). The Company received net proceeds of $60,000 from the sale of the Note (and $3,000 was used to pay the legal fees). No discount was recorded because the funds were directed per the Company’s request.

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

The Note provides Asher with anti-dilution protection from any issuances of shares of common stock or any securities exercisable, convertible or exchangeable for shares of the Company’s common stock at a price per share less than the conversion price under the Note. The anti-dilution protection does not apply to issuances to (i) directors for their attendance at board or committee meetings, (ii) persons who help the Company raise capital, (iii) acquire a contract packager and (iv) Development 72 LLC upon the conversion of the Series A Preferred Stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares which we have deemed to be an instrument which requires us to value an embedded derivative. The Company accounted for the conversion feature in accordance with ASC 815. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 62% to 175%, risk-free interest rate of .12 to .17% and expected life of 9 and 4 months. The fair value of the derivative at the date issued amounted to $47,964 and was revalued at December 31, 2012 to be $58,149. The debt discount associated with this derivative equals the fair value of the derivative at the date issued and is being amortized over the life of the note, the balance of the debt discount at December 31, 2012 is $21,317. Debt discount amortized to interest expense in 2012 was $26,647.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

The Company would have been required to issue 312,130 shares of common stock if Asher converted on December 31, 2012.

On February 1, 2013, the Company prepaid the sum of $90,561 to the holder of this $63,000 convertible note payable. The payment amount includes the premium costs of $ 27,561 for full payment of the note before its maturity date of May 7, 2013.

(c)      On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable. In September 2012 the Company prepaid $30,000 of the principal and by mutual consent the holder of the note and the Company agreed to reduce the monthly interest expense to 1% from 2%, in cash, or common stock of the Company at $0.25 per share, at the option of the lender effective July 2012. The maturity date of this note was also extended two months until January 7, 2014. There is no required principal payment on the note until maturity. The note can be extended by mutual consent of the lender and the Company. Our Contract Packager also co-signed this note. In addition, on December 18, 2012, by mutual consent with the Company the lender agreed to reduce the royalty payment to 1.8% on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.9% on the next $15 million of such sales. Payments for royalties will be paid quarterly commencing December 31, 2012, and as of December 31, 2012, the Company has accrued $42,000 in related to this royalty. Collateral for this loan also includes 1,400,000 shares of the Company’s common stock. The Company has accrued $25,600 for interest as of December 31, 2012.

(d) On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $100,000 convertible note payable, leaving a balance of $14,700. By mutual consent the maturity date was extended from November 23, 2012 to January, 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

(e) On March 12, 2012 the Company prepaid the sum of $85,300 to a holder of a $200,000 convertible note payable, leaving a balance of $114,700. By mutual consent the maturity date was extend from November 23, 2012 to January 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

(f) Also on March 12, 2012 the holder of two other convertible notes, totaling $300,000, agreed to extend the maturity dates of these notes to January 30, 2014 and agreed to reduce the interest rate from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

(g) On March 12, 2012, the holders of a $250,000 long-term convertible note elected to convert the convertible note into 2,000,000 shares of the Company’s common stock. At the time of conversion the Company changed the conversion price from $0.25 per share to $0.125 per share of common stock resulting in an additional one million shares being issued per the original loan agreement. At the time of the conversion the fair value of the Company’s stock was below the revised $0.125 conversion price, consequently the Company did not have to record any extra expense for this beneficial conversion feature. This reduction in price for this conversion was not offered on any other convertible debt which the Company holds. Upon conversion, the royalty liability and debt discount of $53,186 associated with this note which was recorded in 2011 which should have been bifurcated resulting in the elimination of the debt discount and royalty liability. The Company anticipates launching this orally disintegrating tablet for which a 4% royalty payment is due sometime in the second half of fiscal year 2013.

(h) In March 2012, the Company and lender, a company owned by the Company’s president and CEO, mutually agreed to extend the maturity date of $80,000 of notes to January 30, 2014 and monthly interest rate will decrease from 2% per month to 1% per month effective October 1, 2012. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

(i) On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is January 30, 2014. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Our Contact Packageralso co-signed this note. Additionally, the Company shall pay to the lender a royalty of 1.8% on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.9% on the next $15 million of such sales. Payments for royalty will be paid quarterly beginning December 31, 2012, as of December 31, 2012, the Company has accrued $10,500 in royalties. Additionally, the Company has accrued $4,000 of interest as of December 31, 2012. Collateral for this loan also includes 200,000 shares of the Company’s common stock.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

Interest expense associated with notes described above in Notes 8(a) to 8(i) for the twelve months ended December 31, 2012 and 2011, was approximately $122,973 and $156,000, respectively. Included in the interest expense for 2012 were accruals in the amount of $32,374.

(j) On August 15, 2012, the Company entered into a four year term loan agreement in the amount of $500,001 with Development 72, LLC (a related party) for the purpose of funding the inventory purchases of RapiMed rapidly dissolving formulation products. This loan bears interest at the rate of 9% per annum, with 48 equal monthly installments of interest and principal payments of $12,443 and matures on August 15, 2016. The Company may prepay the loan, in full or in part, subject to a prepayment penalty equal to 5% of the amount of principal being prepaid. The loan is secured by the assets of the Company.

In addition to the monthly loan repayments, during the 48 month period ending August 15, 2016, and regardless if the loan is prepaid in full, the Company will pay to Development 72 a royalty equal to one percent (1%) of all revenues that the Company receives from the Company’s sale or distribution of its RapiMed rapidly dissolving formulation products. The royalty payments will be made quarterly and are subject to a fee for late payment or underpayment

Development 72 is a related party because it is the holder of record of 2,990,252 shares of the Company’s Series A Preferred Stock which is convertible into 5,980,504 shares of the Company’s common stock (representing approximately 11% of the outstanding shares). In addition, the manager of development 72, Andrius Pranskevicius, is a member of the Company’s board of directors.

In the event of a default, the interest rate on the loan will increase to 13% for as long as the default continues. Under the term loan, a default will occur upon (i) non-payment of a monthly installment or non-performance under the note or loan agreement, which is not cured within ten (10) days of written notice of such non-payment or nonperformance from Development 72, (ii) a materially false representation or warranty made to Development 72 in connection with the loan, (iii) a bankruptcy or dissolution of the Company or (iv) a change of control of the Company or an acquisition of an entity or business by the Company without the affirmative vote of Andrius Pranskevicius as a member of the Company’s board of directors.

The Company is subject to various negative covenants, including but not limited to (i) restrictions on secured loans (subject to certain exceptions), (ii) judgments against the Company in excess of $25,000, (iii) prepayment of any long-term debt of the Company other than promissory notes held by certain investors in the Company, and (iv) repurchases by the Company of outstanding shares of its common stock.

The loan agreement also provides certain financial covenants which limit the amount of indebtedness the Company may incur until the loan is repaid and restricts the payment of any dividends on its capital stock except for dividends payable with respect to the Company’s outstanding shares of its Series A Preferred Stock.

Interest expense associated with this note for the fiscal year ended December 31, 2012, was approximately $14,600. The outstanding balance at December 31, 2012, was $464,837, with the current liability balance of $112,021.

(k) On October 19, 2011, the Company was approved for a line of credit from Wells Fargo Bank. This line of credit will allow the Company to borrow up to a maximum of $85,000, at an interest rate of prime plus 1% through June 30, 2012, and prime plus 6.25% annually after June 30, 2012. The line is secured by a personal guarantee by the Company’s CEO. During the twelve months period ended December 31, 2012, the Company borrowed funds under this line of credit ranging from $10,000 to $65,000. The outstanding borrowings under this line of credit at December 31, 2012 and 2011 are $40,059 and $0, respectively. The Company incurred interest expense under this line of credit of approximately $580 and $0 for the fiscal year 2012 and 2011, respectively.

9 -       Convertible Preferred Stock

Convertible Preferred Stock

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to a related party. The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and are payable quarterly. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744). (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issues non-exempted common shares at a price below $.1744. At December 31, 2012 these convertible preferred stock shares can be converted into 5,980,504 shares of the Company’s common stock. (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing. (f) Exempted securities – no anti-dilution protection for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

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

Since this Series A Preferred Stock has liquidation preference which is outside the control of the Company it was not recorded in the stockholders' deficit section of our balance sheet, but rather is shown as a mezzanine equity in the balance sheet per SEC rules and regulations. Because we also had losses for 2012 and 2011 and a retained deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability. We had stockholders’ deficit of $1,183,365 at December 31, 2012. Since we did not generate net income during 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder, as such, dividends will be accrued. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid.

10 -     Stockholders’ Deficit

Common Stock

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

The Company issued 300,000 restricted shares of common stock for cash proceeds of $30,000 during the fiscal year 2012.

In March 2012, the Company received payment for the balance of the outstanding subscription stock receivable, $170,800. This payment is related to an April 29, 2011 transaction where the Company agreed to issue 5,200,000 restricted shares of common stock to four purchasers for an aggregate purchase price of $176,000. The stock subscription receivable was recorded as a, contra equity account, in the equity section of the balance. The Company had received $5,200 in fiscal year 2011.

During the year ended December 31, 2012, the Company issued 1,345,000 restricted shares of its common stock to non-employees for services rendered during the year or to be rendered. These services were valued at $231,100 and the Company charged its operations $122,906 in fiscal year 2012. The unamortized amount of prepaid services at December 31, 2012 is $108,194.

During the year ended December 31, 2012, the Company issued 124,000 restricted shares of its common stock in connection with services provided by members of the board of directors during the fiscal year 2012. The Company charged its operations $34,480 in fiscal year 2012.

The Company issued 114,288 restricted shares of its common stock to the Company’s President and CEO for payment of his salary in lieu of cash compensation payments for services rendered during the year ended December 31, 2012. These services were valued at $20,000 and the Company charged this amount to operations in fiscal year 2012.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

On March 12, 2012, the holders of a long-term note payable in the amount of $250,000 elected to convert the convertible note payable into 2,000,000 shares of the Company’s common stock. See Note 8(f) above for additional details.

The Company issued 29,000 restricted shares of common stock for cash proceeds of $5,800 during the year ended December 31, 2011.

During fiscal year 2011, the Company issued 509,000 restricted shares of its common stock to non-employees for services rendered during the year or to be rendered. These services were valued at $71,000. The unamortized amount of prepaid services at December 31, 2011 is $6,250. The Company charged its operations $64,750 in 2011 and $6,250 in 2012.

The Company issued 624,000 restricted shares of its common stock in connection with services provided by members of the board of directors during fiscal year 2011. The Company charged its operations $62,400 in 2011.

The Company issued 200,004 restricted shares of its common stock to the Company’s President and CFO for payment of his salary in lieu of a cash compensation payments for services rendered during the year ended December 31, 2011 or to be rendered. These services were valued at $35,000. The unamortized amount of prepaid services at December 31, 2011 is $5,000. The Company charged its operations $30,000 in 2011 and $5,000 in 2012.

The Company issued 100,000 shares for interest related to the issuance of a note payable. The Company accounted for this transaction as a discount on notes payable totaling $25,000, of which $22,917 was amortized to interest expense for the year ended December 30, 2011. See Note 8

Warrants

On August 15, 2012, the Company issued 228,572 common stock warrants to a third party for debt issue costs. These warrants have a strike price of $0.39, are 100% vested and have a contractual life of 5 years, expiring on August 14, 2017. The Company calculated the fair value of the warrants to be $34,588, using the Black-Scholes option pricing model. The fair value of $34,588 will be amortized over the life of the long term debt. The Company recorded an $3,243 in interest expense related to the amortization of the warrants for the year ended December 31, 2012. The assumptions used in computing the fair value are a closing stock price of $0.39, expected term of 2.5 years utilizing the “plain vanilla” method. Also since the Company does not have a history of stock prices over 5 years the Company used the expected volatility of three peer entities within our sector whose share or option price are publicly available, per Staff Accounting Bulletin topic 14 interpretations and guidance. The average of the three comparable companies was used to determine that the expected volatility of 63.7%, while the risk free rate was estimated to be .35%.

On April 1, 2011, the Company issued 478,440 common stock warrants to a third party vendor as part of payment for services provided. These warrants have a strike price of $.1744, are 100% vested and have a contractual life of 5 years, expiring on March 31, 2016. The Company calculated the fair value of the warrants to be $54,809, using the Black-Scholes option pricing model and the expense was recorded to the statement of operations. The assumptions used in computing the fair value are a closing stock price of $0.1744, expected term of 2.5 years utilizing the “plain vanilla” method. Because the Company does not have a history of stock prices over 2.5 years, the Company used the expected volatility of four peer entities within our sector whose share or option price are publicly available, per Staff Accounting Bulletin topic 14 interpretations and guidance. The average of the four comparable companies was used to determine the estimated expected volatility of 120.65%, the risk free rate was estimated to be 1.3%.

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

As of December 31, 2012, the Company had a net operating loss carryforward of approximately $1,014,135 available to reduce future federal and state taxable income, expiring through 2030. The Company also had a net operating loss carryforward of approximately $121,100 as of December 31, 2011. We established valuation allowance of $597,541 or 100%, as of December 31, 2012, of the deferred tax asset because of the uncertainty of the utilization of the operating losses in future periods.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

The Company files federal and Delaware state income taxes. Currently, there are no tax examinations in progress, nor has the Company had any federal or state examinations since its inception in 2008. All of the Company’s tax years are subject to federal and state tax examination. As of December 31, 2012 and 2011, the Company did not have any unrecognized tax benefits and does not expect this to change significantly over the next 12 months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

Our provision for income taxes at December 31, 2012 and 2011 consisted of the following

	2012	2011
Current
Federal	$41,200	$–
State	1,979	–

Deferred
Federal	–	(41,200)

Income Tax Expense	$43,179	$(41,200)

The effective tax rates differ from the statutory rates for 2012 and 2011 primarily due to the following:

	2012		2011
	Amount	Effective Tax Rate Percentage	Amount	Effective Tax Rate Percentage

Federal income tax liability (benefit)	$(618,542)	-34.0%	$(129,593)	-34.0%
State taxes	1,979	0.1%	–	0.8%
Permanent deductible expense	62,151	3.4%	–	–
Adjustment in valuation allowance	587,591	19.0%	88,393	23.2%

Tax expense (benefit)	$43,179	-2.4%	$(41,200)	-10.8%

The components of the net deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred Tax asset
Allowance for doubtful accounts	$252,791	$–
Net Operating Loss	344,800	41,200
Total Deferred Tax asset	597,591	41,200
Deferred Tax Liability	–	–

Less Valuation Allowance	597,591	–
Total Deerred tax asset	$–	$41,200

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income. As a result of this analysis the Company concluded that it is more likely than not that the Company will not recover the deferred tax asset and, accordingly, recorded a valuation allowance for the year ended December 31, 2012.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

12 -     Commitments and Contingencies

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with our Contract Packager and labeler, for orally disintegrating tablets. The total value of this contract was estimated to be $935,000. The Company has paid a total of approximately $744,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of December 31, 2012 and December 31, 2011. The project was completed during the first quarter of 2012 and the Company does not expect to incur any more charges toward this contract. Upon the commencement of product being shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis to our Contract Packager. The Company anticipates launching this orally disintegrating tablet in the second half of fiscal year 2013. The $200,000 deposit will be applied towards future royalty payments.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see Note 4(f) above for details) are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party.

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

c)     In the event that the Company completes the transactions described in section (a) above, then, in the event that the Company subsequently is acquired or sells its assets, or mergers with another company, the Company agrees to pay a cash consulting fee equal to 6% of the purchase price.

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

13 -     Earnings Per Common Share

The basic earnings per share or loss per share is computed using the weighted average number of common shares outstanding. The assumed exercise of common stock equivalents were excluded from the calculation of diluted net loss per common share for the years ended December 31 2012 and 2011 because their inclusion would have been anti-dilutive. As of December 31, 2012, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants convertible into 707,012 shares and notes payable convertible into 4,220,452 shares of common stock. As of December 31, 2011, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants convertible into 478,440 shares and notes payable convertible into 3,403,200 shares of common stock.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

For the Year Ended December 31, 2012

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Loss	$(1,861,832)
Preferred stock dividends	(83,440)
Net Loss available to common stockholders	$(1, 945,272)

Basic loss per common share	$(1,945,272)	55,169,427	$(0.04)
Effect of dilutive securities	–	–	–

Diluted earnings per common share	$(1,945,272)	55,169,427	$(0.04)

For the Year Ended December 31, 2011

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Loss	$(339,955)
Preferred Stock Dividend	(62,580)
Basic loss per common share	$(402,535)	49,960,405	$(0.01)
Effect of dilutive securities - notes payable	–	–	–

Diluted earnings per common share	$(402,535)	49,960,405	$(0.01)

14 -     Purchase Order Financing with related party

In June 2012, the Company entered into a purchase order finance agreement with Development 72, a major stockholder of the Company which is controlled by a member of the Board of Directors. The agreement will allow the Company to borrow up to a maximum range of $500,000 to $600,000 on a case by case basis, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the 2012, the Company financed $1,497,904 of its purchase orders and incurred an interest expense of $36,357 for the fiscal year 2012. As of December 31, 2012, the unpaid purchase order finance balance was $570,000 and accrued fees and interest was $8,280.

15 -     Concentrations

During the fiscal year 2012 and 2011, the Company purchased approximately 100% of its product packaging from our contract packager. A disruption in the availability of product packaging from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $3,524,000 or 90% of its revenue from two customers, of this total one customer accounted for 74% and the other accounted for 16% during the year ended December 31, 2012, and approximately $4,972,000 or 83%, of its revenue from one customer during the year ended December 31, 2011.

As of December 31, 2012, the Company had two customers in our accounts receivable – trade, one customer accounted for $175,054, or 60% of the Company’s accounts receivable balance of $290,531. As of December 31, 2011, one customer accounted for $204,640, or 100% of the Company’s accounts receivable.

16 -     Material Definitive Agreement – Acquisition of Contract Packager

On September 11, 2012, the Company entered into a letter of intent with its Contract Packager and its principals to acquire all of the outstanding shares of the Contract Packager. The purchase price for the Company’s Contract Packager is approximately $10.9 million, $4.5 million in cash, $744,000 for the Contract Packagerloan which will be converted into a capital contribution and $5 million will be paid by the issuance of restricted shares of the Company’s common stock. The number of shares of the Company’s common stock to be issued to the shareholders of the Contract Packager will be based on the purchase price divided by the lesser of (i) $0.338, which is the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ended September 11, 2012 and (ii) the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ending on the date of the closing of the merger (but in no event less than $0.174 per share). The Company’s board of directors approved the acquisition of the Contract Packager under the letter of intent based upon an appraisal from Corporate Valuation Advisors, Inc., which valued the Contract Packager’s business at $12.5 million.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

The closing of the merger is subject to (i) the parties entering into a definitive agreement and plan of merger, (ii) the Contract Packager delivering to the Company audited financial statements for the year ended December 31, 2011 and December 31, 2012, and may postpone the closing if the Company requires additional time to (a) meet SEC filing requirements for the acquisition of the Contract Packager reviewed by an independent auditor but and (iii) the Company securing financing to pay off the Contract Packager’s existing bank debt (which is estimated to be between $4 million - $5 million). The closing must occur on or before March 1, 2013, but the Company may postpone the closing to a future date no later than February 28, 2013 if the Company requires additional time to (a) meet SEC filing requirements for the acquisition of the Contract Packager (such as preparing consolidated financial statements and/or pro forma financial statements) or (b) secure the financing to pay off the Contract Packager’s existing bank debt. However, due to the unavailability of audited financial statements from the Contract Packager at the closing deadline of February 28, 2013, the closing of the transaction has been postponed on a day-to-day basis until the Contract Packager’s audit financial statements are delivered

Upon the closing of the merger, the Contract Packager will be a wholly-owned subsidiary of the Company and the current management of the Contract Packager will remain as the management of the Contract Packager. Additionally, at the closing, the executive officers of the Contract Packager will enter into employment agreements consistent with those given to executive officers of the Company, subject to review and approval by the Compensation Committee of the Company’s board of directors.

If the conditions to closing are met and the Contract Packager neglects, fails or refuses to close, then (a) all amounts owed by the Contract Packager to the Company shall become immediately due and payable with interest (at the rate of 3.5% per annum) and (b) the Contract Packager shall pay the Company a break-up fee of $25,000 plus legal and accounting fees and costs incurred by the Company with respect to the transaction and all other costs, expenses and losses of the Company.

The Company also has a right of first refusal if the Contract Packager receives an offer from a third party to acquire the Contract Packager prior to the closing.

17 -     Derivative Financial Instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the convertible notes payable with Auctus and Asher during 2012. These derivative financial instruments are indexed to an aggregate of 702,852 shares of the Company’s common stock as of December 31, 2012 and are carried at fair value using level 2 inputs. The balance at December 31, 2012 was $94,477.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants that arose from the Auctus and Asher financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of December 31, 2012 included conversion or strike prices ranging from $0.1612 - $0.247; historical volatility factors ranging from 61.67% - 63.68% based upon forward terms of instruments; terms for all instruments 6 months to 2.5 years; and a risk free rate ranging from 0.17% - 0.35%.

18 -     Subsequent Events

From January 1, 2013 to April 5, 2013 the Company issued 2,443,989 shares of the Company’s common stock, the shares were issued for the following transactions: a) sold 739,641 shares in a private placement for $110,000, b) issued 673,528 shares for the payments of monthly royalty expenses valued at $159,362 and c) issued 1,030,820 shares for services performed and to be performed, valued at $207,624.

On January 21, 2013, the Company received $22,500 in cash for a 10% convertible note payable with a principal amount of $25,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of January 21, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

On February 6, 2013, the Company received $67,500 in cash for a 12% convertible note payable with a principal amount of $75,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of February 6, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock.

SCRIPSAMERICA, INC.
Notes to Financial statements	December 31, 2012 and 2011

On February 18, 2013, the Company received $67,500 in cash for an 8% convertible note payable with a principal amount of $92,500. The note included a 10% discount, we paid a $7,500 finder’s fee and we agreed to pay $10,000 to cover the investor’s legal fees. The accrued interest and principal are due on the maturity date of December 18, 2014. The conversion price is equal to 65% of the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion.

On March 20, 2013, the Company received $35,200 in cash for a 6% convertible note payable with a principal amount of $40,000. The note did not include a discount, however, we paid $2,000 to cover the investor’s legal fees and $2,800 was paid directly to a third party on the Company’s behalf. The accrued interest and principal are due on the maturity date of March 20, 2014. There is a prepayment charge of 150% of the principal amount outstanding and interest due. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the 5 trading day period prior to the date of the notice of conversion.

On March 20, 2013, the Company received $17,600 in cash for a 6% convertible note payable with a principal amount of $20,000. The note did not include a discount, but $2,400 was paid directly to a third party on the Company’s behalf. The accrued interest and principal are due on the maturity date of March 20, 2014. There is a prepayment charge of 150% of the principal amount outstanding and interest due. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the 5 trading day period prior to the date of the notice of conversion.

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

(c) Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control –Integrated Framework as a basis for our assessment.

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

NAME	AGE	POSITION	DATE APPOINTED
Robert Schneiderman (1)	70	Chief Executive Officer, Director **	May 12, 2008
Jeffrey Andrews	61	Chief Financial Officer	October 10, 2010
Brian Ettinger (1)	60	Director; Chairman of the Board ***	April 1, 2011 (Chairman since May 17, 2011)
Brian Anderson (2)	61	Director ***	May 24, 2011
Dr. Joseph Camardo (2), (3)	60	Director ***	April 1, 2011
Dr. Michael Imperiale (2), (3)	52	Director ***	April 25, 2011
Andrius Pranskevicius (1)	33	Director *	April 1, 2011

(1) Member of Compensation Committee.

(2) Member of Audit Committee.

(3) Member of Nominating and Corporate Governance Committee.

*Appointed to the Board as the nominee selected by the Series A Preferred Stockholder.

** Elected to the board by the Common stockholders.

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

Brian Ettinger has served as a director and our Chairman of its Board of Directors since April 1, 2011. Since January 1984, Mr. Ettinger has practiced law in Houston, Texas.  Mr. Ettinger’s law practice currently emphasizes representation for international and domestic multi-industry businesses, including oil, natural gas and liquefied natural gas, addressing production and exploration, rig equipment and oil services, contracts, negotiations, collections and business development.  Since April 1, 2012, he has served as General Counsel for Drilling Structures Services, Inc., a drilling rig manufacturer and steel fabricator which has facilities in Houston, Texas and Columbia in the free trade zone. Since June 2012, Mr. Ettinger has served as General Counsel for United LNG, LP, an international company involved in the production and exporting of liquefied natural gas. From September 2011 to June 2012, Mr. Ettinger served as general counsel for Farouk Systems, Inc., an international beauty supply manufacturer and company. Since 2002, Mr. Ettinger has served as the CEO and General Counsel for Worldwide Strategic Partners, Inc., a privately-held energy consulting firm involved in domestic and international energy projects involving oil and gas production, exploration, alternative fuels, waste to energy, biofuels, power and pipelines.  Mr. Ettinger is a registered lobbyist for foreign governments, sovereign owned energy companies, and international businesses, and he is also a qualified mediator and arbitrator for domestic and international legal matters.   Mr. Ettinger received a B.A. degree in Political Science and Economics from LaSalle College in 1974 and a Juris Doctor degree from South Texas College of Law in 1983.

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

Section 16(a) beneficial reporting compliance

No person who, during the fiscal year ended December 31, 2011, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Exchange Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year except that (i) Steve Urbanski filed an untimely Form 4 on January 2, 2013 (for an event occurring on December 19, 2012); (ii) Brian Anderson filed an untimely Form 4 on November 27, 2012 (for events occurring on November 19, 2012, November 9, 2012, November 7, 2012, November 6, 2012 and October 16, 2012); (iii) Dr. Michael Imperiale filed an untimely Form 4 on July 10, 2012 (for an event occurring on May 3, 2012), an timely Form 4 on September 16, 2012 (for an event occurring on September 12, 2012) and an untimely Form 4 on October 9, 2012 (for an event occurring on September 17 and 18, 2012); (iv) Brian Eittinger filed an untimely Form 4 on July 11, 2012 (for an event occurring on May 3, 2012); (v) Dr. Joseph Camardo filed an untimely Form 4 on July 12, 2012 (for an event occurring on May 3, 2012); (vi) Andrius Pranskevicius filed an untimely Form 4 on July 12, 2012 (for an event occurring on May 3, 2012); and (vii) Robert Schneiderman filed an untimely Form 4 on July 10, 2012 (for events occurring on March 6, 2012, April 24, 2012 and May 3, 2012).  The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year.

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

ITEM 11.        EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2012, and 2011 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total($)
Robert Schneiderman	2012	$100,000		–	$20,000	(4)	–	–	$120,000
Chief Executive Officer	2011	$60,000	(1)	–	$30,000	(3)	–	$–	$90,000

Jeffrey Andrews (2)	2012	$180,000		–	$–		–	$–	$180,000
Chief Financial Officer	2011	$162,500		–	$25,000		–	$–	$187,500

(1)	Consists of consulting fees paid to Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman. The consulting fees were for consulting services provided to the Company by R S and Associates.
(2)	Consists of (i) $180,000 in consulting fees paid to Powell Strategic Advisors, Inc., a financial consulting firm owned by Mr. Andrews.
(3)	Consists of 200,004 shares of common stock valued at $30,000 that we issued to Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, for payment of Mr. Schneiderman’s salary in lieu of a cash compensation payments for services rendered during the year ended December 31, 2012. The Company expensed $30,000 in January 2012.
(4)	Consists of 114,288 shares of common stock valued at $20,000 that we issued to Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, for payment of Mr. Schneiderman’s salary in lieu of a cash compensation payments for services rendered during the year ended December 31, 2012.

Employment Agreements

We do not have any employment agreements with any of our executive officers.  In connection with our sale of shares of Series A Preferred Stock, our Chief Executive Officer and Chief Financial Officer each entered into a restrictive covenant agreement.  Under this agreement, these officers are subject to a five year non-compete and non-solicitation provision.  They are also subject to a confidentiality provision.  Lastly, under the restrictive covenant agreement, these officers assigned to us any and all inventions, developments and improvements developed by them and which are within the scope of our business (regardless of where and when invented, developed or improved).Each of our executive officers works on a full time basis.

We paid our officers consulting fees beginning in April 2011.  In June 2011, upon recommendation of our board of directors, Mr. Schneiderman began to receive a monthly consulting fee of $10,000 and Mr. Andrews began to receive a monthly consulting fee of $15,000.  Additionally, in October 2011, our CEO agreed to accept payment of part of his salary in shares of restricted stock, starting as of July 1, 2011, until we become a public company.  Accordingly, for the year ended December 30, 2011, we issued 200,004 shares of common stock to Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, which shares were issued in lieu of cash salary paid to Mr. Schneiderman.    We expect that Messrs. Schneiderman and Andrews will enter into employment agreements with us by the end of 2013.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	–	–	–	–	–	–	–	–	$ –

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

Name	Fees earned or paid in cash ($)		Stock Awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Brian Ettinger	$4,000	(1)	$6,080	(1)	–	–	–	–	$10,080
Brian Anderson	$4,000	(2)	$7,440	(2)	–	–	–	–	$11,440
Dr. Joseph Camardo	$4,000	(3)	$7,440	(3)	–	–	–	–	$11,440
Dr. Michael Imperiale	$4,000	(4)	$7,440	(4)	–	–	–	–	$11,440
Andrius Pranskevicius	$4,000	(5)	$6,080	(5)	–	–	–	–	$10,080

(1)	Consists of $4,000 paid in cash for board meetings attended during 2012 and 20,000 shares of common stock for attendance at board and committee meetings during 2012.
(2)	Consists of $4,000 paid in cash for board meetings attended during 2012 and 28,000 shares of common stock for attendance at board and committee meetings during 2012.
(3)	Consists of $4,000 paid in cash for board meetings attended during 2012 and 28,000 shares of common stock for attendance at board and committee meetings during 2012.
(4)	Consists of $4,000 paid in cash for board meetings attended during 2012 and 28,000 shares of common stock for attendance at board and committee meetings during 2012.
(5)	Consists of $4,000 paid in cash for board meetings attended during 2012 and 20,000 shares of common stock for attendance at board and committee meetings during 2012.

For the year ended December 31, 2012, we issued 124,000 shares of common stock to our outside directors for the compensation as outlined above, which was valued at $34,480.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 9, 2013, certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after March 19, 2013 through the exercise of any stock option, warrant or other right, or the conversion of any security.  Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address(1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock (2)

Robert Schneiderman	20,274,292	(3)	34.7%
Steve Urbanski 503 Summit Court Virginia Beach, VA 23462	19, 740,000		33.8%
Jeffrey Andrews	4,730,000	(4)	8.1%
Brian Ettinger	140,000		*
Brian Anderson	100,300		*
Dr. Michael Imperiale	125,000		*
Andrius Pranskevicius	6,120,504	(5)	9.5%
Dr. Joseph Camardo	156,000		*
All executive officers and directors as a group (7 persons)	31,646,096		49.2%

*	Less than 1%.
(1)	The address for each named person, other than Mr. Steve Urbanski,, is c/o ScripsAmerica, Inc., 77 McCullough Drive, New Castle, Delaware 19720.
(2)	For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (a) 58,400,115 shares of our common stock outstanding as of March 19, 2013 and (b) the number of shares of our common stock that such person has the right to acquire within 60 days after March 19, 2013.
(3)	Includes 314,292 shares of common stock held by Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, which shares were issued in lieu of cash salary paid to Mr. Schneiderman.
(4)	Includes 150,000 shares held by Mr. Andrews’ wife.
(5)	Includes (a) 5,980,504 shares of common stock issuable upon the conversion of 2,990,252 shares of Series A Preferred Stock held by Development 72, LLC, a limited liability company owned by Mr. Pranskevicius, who is a member of our board of directors by virtue of being nominated to the board by the Series A Preferred Stock pursuant to our amended and restated articles of incorporation, and (b) 140,000 shares of common stock issued to Mr. Pranskevicius as compensation for his service on our board of directors.

Securities authorized for issuance under equity compensation plans

We currently do not have any equity compensation plans.  We have not made any equity awards to any of our officers or directors.  We do not have any outstanding options or other forms of equity compensation.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2012, our CEO and president agreed to amend the maturity date and interest rate on his $50,000 promissory notes and the $30,000 promissory notes held by Harry James Production DBA R S and Associates (as described in the preceding two paragraphs).  The maturity date on these notes has been extend from September 30, 2012 until January 30, 2014.  The interest rate on the notes has been decreased from 2% monthly to 1% monthly effective on October 1, 2012.

For the year ended December 31, 2012, we issued 124,000 shares of common stock to our outside directors for the compensation as outlined above in Item 12 (attendance at board and committee meetings), which was valued at $34,480.

In October 2011, our CEO agreed to accept payment of part of his salary in shares of restricted stock, starting as of July 1, 2011, until we become a public company.  Accordingly, during the year ended December 30, 2012, we issued 200,004 shares of common stock to Harry James Production DBA R S and Associates, a consulting firm owned by our Chief Executive Officer, Mr. Schneiderman, which shares were issued in lieu of cash salary paid to Mr. Schneiderman. Such shares were valued at $35,000.

In 2012, the Company paid $107,700 in consulting fees to by Harry James Production DBA R S and Associates and interest expense on loans from by Harry James Production DBA R S and Associates, which is a consulting firm owned by the Company’s CEO and President. In 2012, the Company also paid $180,000 in consulting fees to a consulting firm owned by the Company’s Chief Financial Officer.

On August 16, 2012, the Company entered into a loan agreement with Development 72, LLC for the purpose of building the inventory of RapiMed rapidly dissolving formulation products. Development 72 made a four (4) year term loan to the Company in the amount of $500,001. The loan is secured by the assets of the Company. Development 72 is the holder of record of 2,990,252 shares of the registrant’s Series A Preferred Stock which is convertible into 5,980,504 shares of the Company’s common stock (representing approximately 10.6% of the outstanding shares). In addition, the manager of Development 72, Andrius Pranskevicius, is a member of the registrant’s board of directors.

In June 2012, we entered into a purchase order finance agreement with Development 72, a major stockholder of the Company which is controlled by a member of the Board of Directors. The agreement will allow the Company to borrow from Development 72 up to a maximum range of $500,000 to $600,000 on a case by case basis, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the 2012, we financed $1,497,904 of our purchase orders under this finance agreement and we incurred an interest expense of $36,357 for the fiscal year 2012. As of December 31, 2012, the unpaid purchase order finance balance was $570,000 and accrued fees and interest was $8,280.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by Friedman LLP and Raich Ende Malter & Co. LLP for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees	$75,367	$50,732
Audit Related Fees	62,805	44,188
Tax Fees	–	–
All Other Fees	–	–

Total Fees	$138,172	$94,920

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by Friedman LLP and Raich Ende Malter & Co. LLP in connection with statutory and regulatory filings or engagements in fiscal 2012 and 2011.

Audit Related Fees.  Consists of fees billed for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.  These services were provided by Rosenberg Rich Baker Berman & Company in connection with a registration statement and SEC reports we filed in 2011 and 2012.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees.  Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Board has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm.  The policy provides for pre-approval by the Board of specifically defined audit and non-audit services.  Unless the specific service has been previously pre-approved with respect to that year, the Board must approve the permitted service before the independent registered public accounting firm is engaged to perform it.   All of the services performed by our independent registered public accounting firm during 2012 and 2011 were pre-approved by the Board of Directors.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report.

1.	List of Financial Statements.

The following financial statements of ScripsAmerica, Inc. and Report of Raich Ende Malter & Co. LLP, and Friedman LLP, Independent Registered Public Accounting Firms, are included in this report:

•	Report of Raich Ende Malter & Co. LLP and Friedman LLP, Independent Registered Public Accounting Firms.

•	Balance Sheets at December 31, 2012 and 2011

•	Statements of Operations for the years ended December 31, 2012 and 2011

•	Statements of Stockholders’ Deficit for the years ended December 31, 2012 and 2011

•	Statements of Cash Flows for the years ended December 31, 2012 and 2011

•	Notes to Consolidated Financial Statements

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1#	Amended and Restated Certificate of Incorporation.
3.2#	By-Laws.
5.1@	Opinion of Fox Law Offices, P.A.
10.1 ^^	Series A Preferred Stock Purchase Agreement, dated as of April 1, 2011, by and between ScripsAmerica, Inc. and Development 72, LLC.
10.2#	Investors’ Rights Agreement, dated as of April 1, 2011, by and between ScripsAmerica, Inc. and Development 72, LLC.
10.3#	Right of First Refusal and Co-Sale Agreement, dated as of April 1, 2011, by and among ScripsAmerica, Inc., Development 72, LLC, Robert Schneiderman, Jeffrey Andrews and Steve Urbanski.
10.4#	Form of Indemnification Agreement by and between ScripsAmerica and each member of its board of directors.
10.5#	Form of Restrictive Covenant Agreement by and between ScripsAmerica and each of its officers and directors.
10.6#	Product Development, Manufacturing and Supply Agreement, entered into as of March 1, 2010, between ScripsAmerica, Inc. and Marlex Pharmaceuticals, Inc.
10.7#	Form of Private Placement Subscription Agreement.
10.8#	Form of Promissory Note.
10.9@	Consulting Agreement, dated April 1, 2011, by and between Artemis and ScripsAmerica.
10.10@	Services Agreement, dated November 23, 2010, by and between Clementi & Associates Ltd. and ScripsAmerica.
10.11#	Factoring and Security Agreement with United Capital Factoring.
10.12#	Form of Regulation S Subscription Agreement (April 2011).
10.13#	Form of Regulation S Subscription Agreement (May 2011).
10.14@	Independent Consulting Agreement, made June 4, 2011, by and between ScripsAmerica and Sarav Patel
10.15@	Independent Consulting Agreement, made June 6, 2011, by and between ScripsAmerica and Lincoln Associates, Inc.
10.16@	Service Agreement, dated January 1, 2010, by and between ScripsAmerica and Marlex Pharmaceuticals, Inc.
10.17 ^^	Letter Agreement, dated July 21, 2011, by and between ScripsAmerica and Curing Capital Inc.
10.18+++	Material terms of oral loan agreement with Marlex Pharmaceuticals, Inc.
10.19	Loan Agreement, dated as of August 15, 2012, by and between the registrant and Development 72, LLC (previously filed as Exhibit 10.1 to Form 8-K, dated August 15, 2012, filed on August 16, 2012 and incorporated herein by reference).
10.20	Term Promissory Note made by registrant in favor of Development 72, LLC (previously filed as Exhibit 10.2 to Form 8-K, dated August 15, 2012, filed on August 16, 2012 and incorporated herein by reference).
10.21	Letter of Intent, dated September 11, 2012, by and among the registrant, Marlex Pharmaceuticals, Inc., Sarav Patel and Samir Patel (previously filed as Exhibit 10.1 to Form 8-K, dated September 11, 2012, filed on September 14, 2012 and incorporated herein by reference).
14.1#	ScripsAmerica Code of Conduct.
23.1*	Consent of Raich Ende Malter & Co. LLP
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Section 906 Certification of Principal Executive Officer - Certification of Compliance to Sarbanes-Oxley.
32.2*	Section 906 Certification of Principal Financial Officer - Certification of Compliance to Sarbanes-Oxley.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith

#	Previously filed with the registration statement on Form S-1, SEC File No. 333-174831, filed on June 10, 2011 and incorporated herein by reference.

@	Previously filed with the amendment no. 1 to the registration statement on Form S-1, SEC File No. 333-174831, filed on August 23, 2011 and incorporated herein by reference.

^^	Previously filed with the amendment no. 2 to the registration statement on Form S-1, SEC File No. 333-174831, filed on September 26, 2011 and incorporated herein by reference.

+++	Previously filed with the amendment no. 3 to the registration statement on Form S-1, SEC File No. 333-174831, filed on October 20, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April15, 2013 by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.

/s/ Robert Schneiderman
Robert Schneiderman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Schneiderman	Chief Executive Officer and Director	April 15, 2013
Robert Schneiderman	(Principal Executive Officer)

/s/ Jeffrey Andrews	Chief Financial Officer	April 15, 2013
Jeffrey Andrews	(Principal Financial and Accounting Officer)

/s/ Brian Ettinger	Chairman of the Board and Director	April 15, 2013
Brian Ettinger

/s/ Brian Anderson	Director	April 15, 2013
Brian Anderson

/s/ Joseph Camardo	Director	April 15, 2013
Joseph Camardo

/s/ Michael Imperiale	Director	April 15, 2013
Michael Imperiale

/s/ Andrius Pranskevicius	Director	April 15, 2013
Andrius Pranskevicius

