Form 10-Q
period 2013-03-31
ScripsAmerica, Inc.
filed 2013-05-17
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2013

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

Yes ☐    No ☒

As of May 15, 2013, the registrant had 61,836,821 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCRIPSAMERICA, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$3,309	$13,513
Accounts receivable-trade, net allowance for charge backs of $59,465 and $105,443, respectively	149,958	290,531
Receivable - contract packager	1,536,541	1,579,051
Prepaid expenses and other current assets	313,710	198,820

Total Current Assets	2,003,518	2,081,915

Property and Equipment	69,650	69,650

Other Assets	–	200,000

TOTAL ASSETS	$2,073,168	$2,351,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credit	$77,266	$40,059
Accounts payable and accrued expenses	126,727	101,520
Purchase order financing - related party	512,583	578,280
Obligation due to factor	–	141,725
Royalty payable	–	52,500
Convertible notes payable - related parties	130,000	–
Current portion of long-term debt – related parties	114,561	112,021
Convertible notes payable - net of discount $208,880 and $50,918 respectively	825,770	64,832
Derivative liability	208,404	94,477

Total Current Liabilities	1,995,311	1,185,414

Non-Current Liabilities
Preferred stock dividends payable	125,160	104,300
Convertible notes payable - related parties	–	130,000
Convertible notes payable	–	719,400
Long-term debt, less current portion – related parties	323,206	352,816
Total Non-Current Liabilities	448,366	1,306,516

Total Liabilities	2,443,677	2,491,930

Commitments and Contingencies
Series A Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding	1,043,000	1,043,000

Stockholders' Deficit
Common stock - $0.001 par value; 150,000,000 shares authorized; 58,400,115 and 56,404,972 shares issued and outstanding as of March 31, 2013, and December 31, 2012, respectively	58,400	56,405
Additional paid-in capital	1,599,625	1,090,772
Accumulated deficit	(3,071,534)	(2,330,542)
	.
Total Stockholders' Deficit	(1,413,509)	(1,183,365)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,073,168	$2,351,565

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2013	2012
Net revenues
Product revenues - net of contract adjustments	$150,500	$996,827
Revenues net, from contract packager	136,874	–
Total net revenues	287,374	996,827

Cost of Goods Sold
Product revenues	210,540	828,014
Royalty expense	87,500	–
	298,040	828,014

Gross Profit (Loss)	(10,666)	168,813

Selling, General and Administrative Expenses	629,602	198,494
Research and Development	–	10,044

Total Operating Expenses	629,602	208,538

Loss from Operations	(640,268)	(39,725)

Other Income (Expenses), net
Interest expense	(83,142)	(38,165)
Loss on revaluation of derivatives	(6,864)	–
Amortization of debt discount	(41,083)	(53,186)
Gain on extinguishment of debt	51,225	–
	(79,864)	(91,351)

Loss Before Provision for Income taxes	(720,132)	(131,076)

Provision (Benefit) for Tax Expense	–	(38,821)

Net Loss	(720,132)	(92,255)

Preferred Stock Dividend	(20,860)	(20,860)

Net Loss Available to Common Shareholders	$(740,992)	$(113,115)

Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Basic and Diluted	57,631,739	54,449,559

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statement of Changes in Stockholders' Deficit

For the three months ended March 31, 2013 (unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2012	56,404,972	$56,405	$1,090,772	$(2,330,542)	$(1,183,365)

Common stock issued for cash	739,641	740	109,260		110,000
Common stock issued for services - non employees	669,391	669	194,930		195,599
Common stock issued for Royalty payment	586,111	586	204,663		205,249
Dividends for convertible preferred stock				(20,860)	(20,860)
Net Loss				(720,132)	(720,132)

Balance - March 31, 2013	58,400,115	$58,400	$1,599,625	$(3,071,534)	$(1,413,509)

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2013	2012

Cash Flows from Operating Activities
Net Loss	$(720,132)	$(92,255)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible notes payable	45,387	55,269
Amortization of loan fees	4,322
Common stock issued for services	125,175	11,200
Common stock issued for payment of royalty fees	87,500	–
Change in derivative liability	6,864	–
Deferred Income tax provision (benefit)	–	(40,800)
Change in reserve on loan receivable - Contract packager	(26,000)	–
Gain on extinguishment of debt	(51,225)	–
Allowance for chargebacks	(45,978)	–
Reserve on other assets	200,000	–
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable - trade	186,551	(91,796)
Receivable - Contract packager	42,510	–
Prepaid expenses and other current assets	51,162	(14,856)
Loan Receivable - Contract packager	26,000	(232,420)
Accounts payable and accrued expenses	25,206	(7,249)
		–
Cash used in operating activities	(42,658)	(412,907)

Cash Flows from Investing Activities
Proceeds from note receivable	–	2,521
Cash provided by investing activities	–	2,521

Cash Flows from Financing Activities
Proceeds from bank line of credit, net	37,207	–
Proceeds from issuance of common stock	110,000	30,000
Proceeds from convertible notes payable	210,300	–
Payments for PO financing from related party, net	(65,697)	–
Payments to factor, net	(141,725)	–
Payments for convertible notes payable	(90,561)	(170,600)
Payments for note payable - related party	(27,070)	–
Collection of stock subscription receivable	–	170,800
Cash provided by financing activities	32,454	30,200

Net Decrease in Cash	(10,204)	(380,186)

Cash - Beginning of period	13,513	467,505

Cash - End of period	$3,309	$87,319

Supplemental Disclosures of Cash Flow Information
Cash Paid:
Interest	$34,128	$36,082
Noncash financing and investing activities:
Accrued Preferred Dividend payable	$20,860	$20,860
Conversion of note payable for common stock	$–	$250,000
Common stock issued for services	$195,599	$–
Common stock issued for Royalty payment	$205,249	$11,200

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the three months ended March 31, 2013

1-	Organization and Business

The accompanying financial statements reflect financial information of ScripsAmerica, Inc., (the “Company” or “ScripsAmerica” or “we”).

We were incorporated in the State of Delaware on May 12, 2008, and primarily engage in the sale of generic pharmaceutical drugs through our main customer, McKesson Corporation (“McKesson”), to various end users, including physicians’ offices, retail pharmacies, long-term care sites, hospitals and home care agencies, located throughout the United States. We use a single vendor, Marlex Pharmaceuticals, Inc. (“Marlex” or “Contract Packager”), for our packaging, distribution, warehouse and customer service needs. The Company has developed a branded OTC product that is currently expected to be shipped to retail drug stores in the fourth quarter of 2013.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements of ScripsAmerica, Inc. and related notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2012 filed with the SEC on April 15, 2013. Certain information and note disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2 -	Liquidity and Business Risks

At March 31, 2013, the Company had approximately $3,000 in cash and incurred a loss from operations of $640,268.  The Company’s cash expenditures are projected to be approximately $90,000 a month for continuing operating expenses.  Included in these cash expenditures are approximately $15,000 a month in interest costs.  After taking into consideration our interim results and current projections, management believes that the cash flow from operations, together with debt financing and our line of credit will be sufficient to support the working capital requirements, debt service and applicable debt maturity requirements through the next twelve month period ending March 31, 2014.  However the generic pharmaceutical industry is highly competitive and as such, historical sales and projections based on current information are not always indicative of future results. Further, although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment.

In March 2010, we entered into a product development, manufacturing and supply agreement with our contract supplier/packager, which develops generic and over the counter (OTC) drug products. Under this agreement, we have developed a children’s pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for OTC products. We completed the development of these rapid dissolving products in the first quarter of 2012, with production and sales pending manufacturing and process qualification and marketing execution.  However, we estimate that we will need approximately $1.5 million of incremental funding for expenses required to launch these products. The funding for launching the rapid dissolving products is to come from the sale of equity securities, preferred and/or common stock securities and debt financing.

3 -	Summary of Significant Accounting Policies

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

b. Revenue Recognition - Revenue is recognized when product is shipped from our Contract Packager to our customers’ warehouses, mainly McKesson, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

We also recognize a portion of our revenue on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our statement of operations. These sales transactions relate to a contract that our Contract Packager has obtained with a government agency. The revenue is reported in a separate line in the statement of operations as Product revenues net from Contract Packager, the gross sales are reduced by the cost of sales fees from our Contract Packager.

c. Research and Development - Expenditures for research and development associated with contract research and development provided by third parties are expensed, as incurred. The Company had charges of $0 and $10,044 for research and development expenses for the three months ended March 31, 2013 and 2012, respectively.

d. Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value net of the sales allowance due to charge backs.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of March 31, 2013 and December 31, 2012 no allowance for doubtful accounts has been recorded.

The Company entered into an accounts receivable factoring facility agreement in June 2012. As of March 31, 2013, gross accounts receivable were $209,423 of which none was sold to a factor. Accounts receivable were reduced by $59,465 to provide for an allowance for charge backs, for a net receivable balance of 149,958. As of December 31, 2012, gross receivables were $395,974 of which $141,725 was sold to a factor, and has been included in the liabilities section in the balance sheet. Gross accounts receivable was reduced by $105,443, to provide for an allowance for charge backs, for a net accounts receivable balance of $290,531.

e. Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Maintenance costs, which do not significantly extend the useful lives of the respective assets and repair costs are charged to operating expense as incurred. The assets purchased in 2012 have not been put into operations as of March 31, 2013, and as a result, no depreciation was recorded in 2013 and 2012.

f. Receivable – Contract Packager - The Company has receivables from our Contract Packager, a related party in the amount of $1,536,541. This receivable consists of the following: a) receivables relating to sales with a government agency in the amount of $694,380, b) the Company paid $635,920 to a vendor for the product to be manufactured on behalf of our Contract Packager, and c) the Company advanced $206,241 to our Contract Packager for the purchase of product inventory. The Company expects to receive payment within the next twelve months thus no reserve for uncollectible amounts has been recorded.

g. Customer, Product, and Supplier Concentrations - We sell our products directly to a wholesale drug distributor who, in turn, supplies products to pharmacies, hospitals, governmental agencies, and physicians.  On January 1, 2010, the Company entered into a Service Agreement with Marlex for a term of ten years, which is cancellable by either party upon twelve months written notice. The Service Agreement provides for the packaging and distribution of goods to the Company’s customers. The Company used this Contract Packager exclusively for all of its warehouse, customer service, distribution, and labeling services for 2013 and 2012.

h. Concentration in Cash -. We maintain cash at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at March 31, 2013 and December 31, 2012.

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

i. Income Taxes - The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company had a full valuation allowance of $686,875 and $597,591 against deferred tax assets as of March 31, 2013 and December 31, 2012, respectively.

The Company also complies with the provisions of Accounting for Uncertainty in Income Taxes. The accounting regulation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company classifies any assessment for interest and/or penalties as other expenses in the financial statements, if applicable. There were no uncertain tax positions at March 31, 2013 and December 31, 2012.

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

As previously stated, derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes

k. Fair Value Measurements - The Company adopted Accounting Standards Codification (ASC) No. 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date) and provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

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

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, obligation due factor, and notes payable approximate their fair values due to their short-term maturities. The carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 8 for fair value of derivative liabilities.

l. Advertising Expenses - The Company expenses advertising costs as incurred.  The Company incurred advertising expenses in the amount of $44,496 and $30,711 for the three month period ended March 31, 2013 and 2012, respectively.

m. Shipping and Handling Cost – The Company expenses all shipping and handling costs as incurred. These costs are included in cost of sales on the accompanying condensed financial statements.

n. Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as of August 3, 2012. Prior to our stock being publicly traded, the fair value was determined by the board of directors for the value of services performed. As of December 31, 2012 and March 31, 2013, the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

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

•      the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,

•      the expected volatility of our common stock,

•      expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future),

•      the risk free interest rate for the expected option or warrant term, and

•      the expected forfeiture rate.

o. Cost of Goods Sold - The Company purchases all of its products from one supplier, Marlex Pharmaceuticals Inc., a related party at various contracted prices. Raw materials are re-packaged by Marlex. Upon shipment of product, the Company is charged the contracted price for services provided to ship the product.  Cost of goods consists of raw material costs, re-packaging costs and shipping and handling.  The Company financed the purchase of inventory based on confirmed purchase orders via a revolving finance agreement, provided by a related party.

p. Earnings Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive.

q. Reclassification - Certain reclassifications have been made to the 2012 financial statements to conform to the interim 2013 condensed financial statements presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

r. Recent Accounting Pronouncements – Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

4 -	Accounts Receivable, net

The Company may at certain times during the year sell qualified receivables to a factor (United Capital Funding). This agreement allows the Company to sell its qualified accounts receivable with recourse in exchange for advances of funds equivalent to 83% of the value of receivables, leaving 17% of the receivables as a reserve by the factor for potential non-payment of the Company’s receivables. The factoring facility is for a term of one year, which was renewed in May 2012 and is cancellable by either party upon one month’s written notice, which provides a factoring line of up to $1,000,000. As collateral for the repayment of advances for receivables sold, the factor has a priority security interest in all present and future assets and rights of the Company. The factor has required that the Company notify all customers that all payments must be made to a lock-box controlled by the factor. The factoring fee is 2.2% every thirty days or 26.4% annually. Factoring fees charged to interest expense for the three months period ended March 31, 2013 and 2012 were $5,069 and $0, respectively.

As of March 31, 2013, there were no open receivables sold to a factor. As of December 31, 2012, gross accounts receivables were $395,974 of which $141,725 were sold to the factor and have been included in the liabilities section of the condensed balance sheet.

5 -	Sales Impact due to net basis accounting

In September 2012, the Company announced that our Contract Packager, secured an 8-year, $79 million pharmaceutical distribution contract with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA). On September 30, 2012, our Contract Packager began shipping its first order on this distribution contract with the DLA.

The DLA contract with our Contract Packager calls for a minimum purchase amount of $25 million over the next 2-3 years. The DLA awarded our Contract Packager the contract based on the Contract Packager’s ability to provide specified pharmaceuticals at competitive prices.

A Joint Operating Agreement with the Contract Packager enables the Company to receive a percentage of the Contract Packager’s gross profit after financing charges, as defined. Since we are not deemed to be the principal in these sales transactions we do not report these sales transaction on a gross basis in our condensed statements of operations. The revenue is reported separately in the condensed statements of operations as revenues net, from Contract Packager. The gross sales and cost of sales from this DLA contacts were:

Three month sales as of March 31, 2013

Sales from DLA contract	$1,955,345
Cost of sales on DLA	1,818,471
Product revenue net from contract packager	$136,874

6 -	Loan Receivable – Contract Packager and other asseets

Beginning in fiscal year 2011, the Company has loaned money to its Contract Packager in an unsecured, non-interest bearing loan which has no stipulated repayment terms as the loan was made pursuant to an oral agreement. The outstanding balance at March 31, 2013 and December 31, 2012, was $717,503 and $743,503 respectively. On September 11, 2012, the Company signed a letter of intent to purchase its Contract Packager. Under the letter of intent agreement, upon closing, this loan will be eliminated. See footnote 14. However, due to the unavailability of audited financial statements from the Contract Packager at the closing deadline of February 28, 2013, the closing of the transaction has been postponed on a day-to-day basis until the Contract Packager’s audited financial statements are delivered. Consequently, due to the uncertainty on closing this transaction, management has determined that the outstanding balance should be fully reserved as of March 31, 2013 and December 31 2012.

The Company also had a $200,000 deposit in other assets as of December 31, 2012 which it considered a stand still fee and was to be applied towards future royalty payments. In March of 2013, the Company reserves against this deposit since there is uncertainty concerning the royalty agreement with its Contract Packager and this amount may never be applied to future royalty payments or otherwise recovered (see note 11).

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

7-	Debt

Debt consists of the following :

			March 31, 2013	December 31, 2012
Convertible note	(a)	(1)	$7,548	$–
Convertible note	(b)	(2)	24,704	–
Convertible note	(c)	(3)	9,483	–
Convertible note	(d)		40,000	–
Convertible note	(e)	(4)	9,411	–
Convertible note	(f)	(5)	18,821	–
Convertible note	(g)	(6)	36,403	23,149
Convertible note	(h)	(7)	–	41,683
Convertible note	(i)		290,000	290,000
Convertible note	(j)		14,700	14,700
Convertible note	(k)		114,700	114,700
Convertible notes	(l)		260,000	300,000
Convertible note - Related party	(m)		80,000	80,000
Convertible note - Related party	(n)		50,000	50,000

Term loan - Related party	(o)		437,767	464,837
Line of Credit with Bank	(p)		77,266	40,059

Total Loan and notes payable			1,470,803	1,419,128
Less current maturities			(1,147,597)	(216,912)
Long-term debt			$323,206	$1,202,216

(1) = Discounted amount $19,952
(2) = Discounted amount $57,796
(3) = Discounted amount $83,017
(4) = Discounted amount $10,589
(5) = Discounted amount $21,179
(6) = Discounted amount $16,347 and 29,601
(7) = Discounted amount $0 and $21,317

(a) On January 21, 2013, the Company entered into a securities purchase agreement with Vista Capital Investments LLC (“Vista”) pursuant to which Vista purchased from the Company a 10% convertible note. The Company received $22,500 in cash for a 10% convertible note payable with a principal amount of $27,500, which note included a 10% discount, and we paid a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of January 21, 2014. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 59.8% to 40.1%, risk-free interest rate of .15% and expected life of 12 and 10 months. The fair value of the derivative at the date issued amounted to $22,240 and was revalued at March 31, 2013 to be $20,095. The debt discount associated with this derivative is being amortized over the life of the note, the balance of the debt discount at March 31, 2013 is $19,952. Debt discount amortized to interest expense in 2013 was $4,788.

The Company would have been required to issue 134,804 shares of common stock if Vista converted on March 31, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 10% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

(b) On January 31, 2013, the Company entered into a securities purchase agreement with JMJ Financial (“JMJ”) pursuant to which JMJ purchased a 12% convertible note. The Company received $67,500 in cash for a 12% convertible note payable with a principal amount of $82,500, which note included a 10% discount and we paid a $7,500 finder’s fee. The accrued interest and principal are due on the maturity date of January 31, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 59.8% to 38.9%, risk-free interest rate of .15% and expected life of 12 and 10 months. The fair value of the derivative at the date issued amounted to $61,855 and was revalued at March 31, 2013 to be $60,212. The debt discount associated with this derivative is being amortized over the life of the note, the balance of the debt discount at March 31, 2013 is $57,796. Debt discount amortized to interest expense in 2013 was $11,559.

The Company would have been required to issue 404,412 shares of common stock if JMJ converted on March 31, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 18% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

(c) On February 18, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc (“Tonaquint”) pursuant to which Tonaquint purchased an 8% convertible note. The Company received $67,500 in cash for an 8% convertible note payable with a principal amount of $92,500. The note included a 10% discount, we paid a $7,500 finder’s fee and we agreed to pay $10,000 to cover the investor’s legal fees. The accrued interest and principal are due on the maturity date of December 18, 2013. The Company can prepay the note at any time before the maturity date but must pay a 135% of the principal amount outstanding and interest due. The conversion price is equal to 65% of the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 56.2% to 53.9%, risk-free interest rate of .15% and expected life of 10 and 9 months. The fair value of the derivative at the date issued amounted to $88,553 and was revalued at March 31, 2013 to be $55,879. The debt discount associated with this derivative is being amortized over the life of the note, the balance of the debt discount at March 31, 2013 is $83,017. Debt discount amortized to interest expense in 2013 was $13,036.

The Company would have been required to issue 410,503 shares of common stock if Tonaquint converted on March 31, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 1.83% per month (or 22%per annum), compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

(d) On March 20, 2013, the Company received $35,200 in cash for a 12% annual interest convertible note payable with a principal amount of $40,000. The note did not include a discount, however, we paid $2,000 to cover the investor’s legal fees and $2,800 was paid directly to a third party on the Company’s behalf. Interest is payable monthly in the amount of $400. The unpaid interest and principal are due on the maturity date of March 20, 2014. The principal portion of this convertible note can be converted into the Company’s common stock at any time at the rate of $0.20 per share at the option of the lender.

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

(e) On March 20, 2013, the Company entered into a securities purchase agreement with GEL Properties (“GEL”) pursuant to which GEL purchased a 6% convertible note. The Company received $17,600 in cash for a 6% convertible note payable with a principal amount of $20,000. The note did not include a discount, but $2,400 was paid directly to a third party on the Company’s behalf. The accrued interest and principal are due on the maturity date of March 20, 2014. There is a prepayment charge of 150% of the principal amount outstanding and interest due. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the 5 trading day period prior to the date of the notice of conversion.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 59.2%, risk-free interest rate of .15% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $10,912 and was revalued at March 31, 2013 to be $10,900. The debt discount associated with this derivative is being amortized over the life of the note, the balance of the debt discount at March 31, 2013 is $10,912. Debt discount amortized to interest expense in 2013 was $36.

The Company would have been required to issue 81,633 shares of common stock if GEL converted on March 31, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 24% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

(f) On March 20, 2013, the Company converted a portion of a $100,000 12% convertible note payable to a 6% convertible note payable with a principal amount of $40,000. The note did not include a discount and the accrued interest and principal are due on the maturity date of March 20, 2014. There is a prepayment charge of 150% of the principal amount outstanding and interest due. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the 5 trading day period prior to the date of the notice of conversion.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares which we have deemed to be an instrument which requires us to value an embedded derivative. The Company accounted for the conversion feature in accordance with ASC 815. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 59.2%, risk-free interest rate of .15% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $21,824 and approximately the same value at March 31, 2013. The debt discount associated with this derivative equals the fair value of the derivative at the date issued and is being amortized over the life of the note, the balance of the debt discount at March 31, 2013 is $21,179. Debt discount amortized to interest expense in 2013 was $645.

The Company would have been required to issue 163,835 shares of common stock if converted on March 31, 2013 and on April 4, 2013, the creditor converted this $40,000 note into 200,000 shares of the Company’s common stock.

(g) On October 22, 2012, the Company entered into a securities purchase agreement with Auctus Private Equity Fund (“Auctus”) pursuant to which Auctus purchased from the Company an 8% convertible note in the principal amount of $52,750. The Company received gross proceeds of $50,000 from the sale of this note of whcih $2,750 was used to pay the investor’s legal fees recorded as a discount.

The note is due and payable on July 22, 2013 and accrues interest at the rate of 8% per annum. The Note may be prepaid at any time subject to a prepayment penalty ranging from 115% to 140% of the sum of the principal, accrued but unpaid interest and any other amounts due under the note.

On or after April 20, 2013 and until the maturity date or the full payment of the note (whichever is later), the principal and all accrued but unpaid interest and any other amounts due under the note are convertible into shares of the Company’s common stock. The conversion price is at a 35% discount to the average of the five lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior to the date Auctus delivers its notice of conversion. under the note, the Company may not declare and pay any dividends or repurchase any of its securities without Auctus’s prior written consent, except for any dividends payable with respect to the outstanding shares of the Company’s Series A Preferred Stock.

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares management has deemed this note to be an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 77%, risk-free interest rate of .14 to .17% and expected life of 7 and 9 months. The fair value of the derivative at the date issued was estimated to be $39,763 and was revalued at March 31, 2013 and December 31, 2012 to be $39,482 and $36,328, respectively. The debt discount associated with this derivative equals the fair value of the derivative at the date issued and is being amortized over the life of the note, the balance of the debt discount at March 31, 2013 and December 31, 2012, is $16,347 and $29,601, respectively. Debt discount amortized to interest expense for the three month period ending March 31, 2013 was $13,254.

The Company would have been required to issue 235,229 shares of common stock if Actus converted on March 31, 2013.

On April 19, 2013, the Company prepaid the sum of $76,804 to the holder of this $52,750 convertible note payable. The payment amount includes the premium costs of $ 24,054 for full payment of the note before its maturity date of July 22, 2013.

(h) On August 6, 2012, the Company entered into a securities purchase agreement with Asher Enterprises Inc. (“Asher”) pursuant to which Asher purchased from the Company an 8% convertible note in the principal amount of $63,000 (the “Note”). The Company received net proceeds of $60,000 from the sale of the Note (and $3,000 was used to pay the legal fees). No discount was recorded because the funds were directed per the Company’s request.

The note was due on May 8, 2013 and accrued interest at the rate of 8% per annum. The Note may be prepaid at any time subject to a prepayment penalty of up to 140% of the sum of the principal, accrued but unpaid interest and any other amounts due under the Note.

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

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares which we have deemed to be an instrument which requires us to value an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 62% to 175%, risk-free interest rate of .12 to .17% and expected life of 9 and 4 months. The fair value of the derivative at the date issued amounted to $47,964 and was revalued at December 31, 2012 to be $58,149 and was revalued again up to the date of extinguishment to $90,321. The debt discount associated with this derivative is being amortized over the life of the note, with the balance of the debt discount at December 31, 2012 being $21,317 and $19,535 at the date of extinguishment. .

The Company would have been required to issue 312,130 shares of common stock if Asher converted on December 31, 2012. On February 1, 2013, the Company extinguished the debt and the embedded derivative for $90,561. The extinguishment of this debt resulted in a gain of $51,255.

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

(i) On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable. In September 2012 the Company prepaid $30,000 of the principal and by mutual consent the holder of the note and the Company agreed to reduce the monthly interest expense to 1% from 2%, in cash, or common stock of the Company at $0.25 per share, at the option of the lender effective July 2012. The maturity date of this note was also extended two months until January 7, 2014. There is no required principal payment on the note until maturity. The note can be extended by mutual consent of the lender and the Company. Our Contract Packager also co-signed this note. In addition, on December 18, 2012, by mutual consent with the Company the lender agreed to reduce the royalty payment to 1.8% on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly commencing December 31, 2012, and as of December 31, 2012, the Company had accrued $42,000 in royalties. In the first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and the Company recorded an expense of $70,000 in the quarter. Collateral for this loan also includes 1,400,000 shares of the Company’s common stock. Interest expense for the three months ended March 31, 2013 and 2012, were $12,415 and $17,272, respectively.

(j) On March 12, 2012 the Company prepaid the sum of $85,300 to the holder of a $100,000 convertible note payable, leaving a balance of $14,700. By mutual consent the maturity date was extended from November 23, 2012 to January, 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

(k) On March 12, 2012 the Company prepaid the sum of $85,300 to the holder of a $200,000 convertible note payable, leaving a balance of $114,700. By mutual consent the maturity date was extend from November 23, 2012 to January 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.25 per share at the option of the lender.

(l) Also on March 12, 2012 the holder of two other convertible notes, totaling $300,000, agreed to extend the maturity dates of these notes to January 30, 2014 and agreed to reduce the interest rate from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender. On March 20, 2013 the Company converted $40,000 of a $100,000 1% per month convertible note into a new $40,000 6% annual convertible note with a variable conversion rate see (f) above for details.

(m) In March 2012, the Company and lender, a company owned by the Company’s president and CEO, mutually agreed to extend the maturity date of $80,000 of notes to January 30, 2014 and decrease the interest rate from 2% per month to 1% per month effective October 1, 2012. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.25 per share at the option of the lender. Interest expense for the three months ended March 31, 2013 and 2012, $2,400 and $4,800, respectively.

(n) On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is January 30, 2014. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Our Contact Packageralso co-signed this note. Additionally, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly beginning December 31, 2012. As of December 31, 2012, the Company has accrued $10,500 in royalties. In first quarter 2013 the Company issued 130,555 shares of it’s common stock for payment of royalty expense. The Company recorded a royalty expense of $17,500 for the three months period ended March 31, 2013. Interest recorded in the first quarter 2013 was $1,500. Collateral for this loan also includes 200,000 shares of the Company’s common stock.

(o) On August 15, 2012, the Company entered into a four year term loan agreement in the amount of $500,001 with Development 72, LLC (a related party) for the purpose of funding the inventory purchases of RapiMed rapidly dissolving formulation products. This loan bears interest at the rate of 9% per annum, with 48 equal monthly installments of interest and principal payments of $12,443 and matures on August 15, 2016. The Company may prepay the loan, in full or in part, subject to a prepayment penalty equal to 5% of the amount of principal being prepaid. The loan is secured by the assets of the Company.

In addition to the monthly loan repayments, during the 48 month period ending August 15, 2016, and regardless if the loan is prepaid in full, the Company will pay to Development 72 a royalty equal to one percent (1%) of all revenues that the Company receives from the Company’s sale or distribution of its RapiMed rapidly dissolving formulation products. The royalty payments will be made quarterly and are subject to a fee for late payment or underpayment

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

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

Interest expense associated with this note for the three months period March 31, 2013, was approximately $10,250. The outstanding balance at March 31, 2013 and December 31, 2012, was $437,767 and $464,837, respectively with the current liability balance of $114,561 and $112,021, respectively.

(p) On October 19, 2011, the Company was approved for a line of credit from Wells Fargo Bank. This line of credit will allow the Company to borrow up to a maximum of $85,000, at an interest rate of prime plus 1% through June 30, 2012, and prime plus 6.25% annually after June 30, 2012. The line is secured by a personal guarantee by the Company’s CEO. During the year ended December 31, 2012, the Company borrowed funds under this line of credit ranging from $10,000 to $65,000. The outstanding borrowings under this line of credit at March 31, 2013 and December 31, 2012 are $77,266 and $40,059, respectively. The Company incurred interest expense under this line of credit of approximately $1,469 and $580 for the three months period ended March 31, 2013 and 2012, respectively.

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

8 -	Derivative Financial Instruments

Derivative liabilities consist of warrants and convertible notes with features that could result in the note principal being converted to a variable number of the Company’s common shares. The fair value of the embedded derivative associated with these notes was determined by using the Black-Scholes pricing model with the following assumptions:

Range
Volatility	38.9% - 169.7%
Expected life in years	.27 – 1
Risk-free interest rate	.12% - .17%
Dividend yield	0.00%

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

These derivative financial instruments are indexed to an aggregate of 1,432,201 and 702,852, respectively, shares of the Company’s common stock as of March 31, 2013 and December 31, 2012 and are carried at fair value using level 2 inputs. The balance at March 31, 2013 and December 31, 2012 was $208,404 and $94,477, respectively.

Activity during the current period is as follows:

Derivative liabilities at December 31, 2012	$94,477

New derivative liabilities issued in 2013	205,384
Extinguishment (note 7)	(98,321)
Revalue at reporting period	6,864

Derivative liabilities at March 31, 2013	$208,404

9-	Convertible Preferred Stock

Convertible Preferred Stock

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to a related party. The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and are payable quarterly. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744). (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issues non-exempted common shares at a price below $.1744. At March 31, 2013 and December 31, 2012 these convertible preferred stock shares can be converted into 5,980,504 shares of the Company’s common stock. (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing. (f) Exempted securities – no anti-dilution protection for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

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

Since this Series A Preferred Stock has liquidation preference which is outside the control of the Company it was not recorded in the stockholders' deficit section but rather as mezzanine equity in the condensed balance sheets. Because we also had losses for 2012 and 2011 and an accumulated deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability. However, in accordance with the privileges of the Series A Preferred stock, as noted above, the Company shall continue to accrue dividends regardless of declaration by the Board of Directors. We had a stockholders’ deficit of $1,413,509 at March 31, 2013. Since we did not generate net income in the first quarter 2013 and fiscal year 2012, we do not anticipate that we will be able to pay the dividend owed to the Series A Preferred Stockholder within the next 12 months. As of March 31, 2013 we have accrued $125,160 and is classified as a long-term liability in the condensed balance sheet. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid.

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

10-	Stockholders’ Deficit

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

The Company issued 739,641 restricted shares of common stock for cash proceeds of $110,000 during the three month period ended March 31, 2013.

The Company issued 669,391 restricted shares of its common stock to non-employees for services rendered or to be rendered during the three month period ended March 31, 2013. These services were valued at $195,600 and the Company charged its operations $125,175 in first quarter 2013. The unamortized amount of prepaid services at March 31, 201 is $70,425.

The Company issued 586,111 restricted shares of its common stock to non-employees for payment of royalties due during the three month period ended March 31, 2013. The payment of royalties were valued at $205,249 and the Company charged its operations $87,500 in first quarter 2013.

Warrants

No warrants were issued during the three months period ended March 31, 2013.

11-	Commitments and Contingencies

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with our Contract Packager and labeler, for orally disintegrating tablets. The total value of this contract was estimated to be $935,000. The Company has paid a total of approximately $744,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of December 31, 2012. This deposit was reserved for in March 2013 as it was deemed that it is unlikely that it will be used for future royalty payments. The project was completed during the first quarter of 2012 and the Company does not expect to incur any more charges toward this contract. Upon the commencement of product being shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis to our Contract Packager. The Company anticipates launching this orally disintegrating tablet in the second half of fiscal year 2013.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see Note 7 above for details) are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. Shipments for this product are expect to occur in fourth quarter 2013.

The holder of a $320,000 note payable (see note 7i) are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly commencing December 31, 2012, and as of December 31, 2012, the Company had accrued $42,000 in royalties. In first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and the Company recorded an expense of $70,000 in the quarter. In addition a holder of a $50,000 note payable (see note 7n), a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. The Company had accrued $10,500 in royalties as of December 31, 2012, and in first quarter 2013 the Company issued 130,555 shares of its common stock for payment of royalty expense. The Company recorded a royalty expense of $17,500 for the three months period ended March 31, 2013. For both of these notes the total value for the shares issued for these royalty payments was $205,249 of which $65,249 remains in the prepaid expenses and other current assets on the condensed balance sheets as of March 31, 2013.

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

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

The fees associated with the OCG agreement are as follows:

a) To pay a cash consulting fee of 8% of the gross revenue derived by the Company for any transaction enters into from a source that OCG introduced. Such transaction are a joint venture, or a licensing or royalty agreement, or other agreement involving the sales or licensing or royalty or other revenue-producing agreement regarding the Company’s products or technology or services.

b)       Consideration for OCG’s services, upon signing the consulting agreement to issue OCG a total of 150,000 restricted common stock shares. These shares were issued in October 2012.

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

12-	Purchase Order Financing With Related Party

In June 2012, the Company entered into a purchase order finance agreement with Development 72, a major stockholder of the Company which is controlled by a member of the Board of Directors. The agreement will allow the Company to borrow up to a maximum range of $500,000 to $600,000 on a case by case basis, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the 2013, the Company financed $1,200,000 of its purchase orders and incurred an interest expense of $39,591. As of March 31, 2013 and December 31, 2012, the unpaid purchase order finance balance was $503,520 and $570,000, respectively, and accrued fees and interest was $9,063 and $8,280, respectively.

13-	Concentrations

During the three months period ended March 31, 2013 and 2012, the Company purchased approximately 100% of its product packaging from our Contract Packager. A disruption in the availability of product packaging from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived approximately $287,374 or 100% of its revenue from two customers. Of this total one customer accounted for 52% and the other accounted for 48% during the three month period ended March 31, 2013. During the three month period ended March 31, 2012, three customers accounted for 100% of the $996,827 in sales revenue. Of this total one customer accounted for 60.4%, another 21.2% and the third 18.4%.

As of March 31, 2013, the Company had two customers in our accounts receivable –trade, one customer accounted for $97,693 or 65% of the Company’s accounts receivable balance of $149,958. As of December 31, 2012, the Company had two customers in our accounts receivable – trade, one customer accounted for $175,054, or 60% of the Company’s accounts receivable balance of $290,531.

14-	Material Definitive Agreement – Acquisition of Contract Packager

On September 11, 2012, the Company entered into a letter of intent with its Contract Packager and its principals to acquire all of the outstanding shares of the Contract Packager. The purchase price for the Company’s Contract Packager is approximately $10.9 million, $4.5 million in cash, $744,000 for the Contract Packager loan which will be converted into a capital contribution and $5 million will be paid by the issuance of restricted shares of the Company’s common stock. The number of shares of the Company’s common stock to be issued to the shareholders of the Contract Packager will be based on the purchase price divided by the lesser of (i) $0.338, which is the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ended September 11, 2012 and (ii) the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ending on the date of the closing of the merger (but in no event less than $0.174 per share). The Company’s board of directors approved the acquisition of the Contract Packager under the letter of intent based upon an appraisal from Corporate Valuation Advisors, Inc., which valued the Contract Packager’s business at $12.5 million.

SCRIPSAMERICA, INC. Notes to Condensed Financial Statements (Unaudited) For the three months ended March 31, 2013

The closing of the merger is subject to (i) the parties entering into a definitive agreement and plan of merger, (ii) the Contract Packager delivering to the Company audited financial statements for the year ended December 31, 2011 and December 31, 2012, and may postpone the closing if the Company requires additional time to (a) meet SEC filing requirements for the acquisition of the Contract Packager reviewed by an independent auditor but and (iii) the Company securing financing to pay off the Contract Packager’s existing bank debt (which is estimated to be between $4 million - $5 million). The closing must occur on or before March 1, 2013, but the Company may postpone the closing to a future date no later than February 28, 2013 if the Company requires additional time to (a) meet SEC filing requirements for the acquisition of the Contract Packager (such as preparing consolidated financial statements and/or pro forma financial statements) or (b) secure the financing to pay off the Contract Packager’s existing bank debt. However, due to the unavailability of audited financial statements from the Contract Packager at the closing deadline of February 28, 2013, the closing of the transaction has been postponed on a day-to-day basis until the Contract Packager’s audited financial statements are delivered.

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

15-	Subsequent Events

From April 1, 2013 through May 15, 2013, the Company issued 3,436,706 shares of the Company’s common stock, in regard to the following transactions: a) sold 348,820 shares in a private placement for $48,835 b) 87,417 shares for the payments of monthly royalty expenses valued at $30,596 and c) 2,800,469 shares for services performed and to be performed, valued at $695,105 and d) 200,000 shares for the conversion of a $40,000 convertible note.

On April 18, 2013, the Company converted a portion of a $200,000 12% convertible note payable to a 12% convertible note payable with a principal amount of $85,300. The note did not include a discount and the accrued interest and principal are due on the maturity date of January 30, 2014. There is a prepayment charge of 150% of the principal amount outstanding and interest due. The conversion price is equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 10 trading day period prior to the date of the notice of conversion. The conversion price may adjust downward if within 3 business days of the notice of conversion, the conversion price is 5% or lower of the conversion price. Collateral for this loan also includes 2,000,000 shares of the Company’s common stock.

On April 28, 2013, the Company received $76,670 in cash for a 12% annual interest convertible note payable with a principal amount of $85,300. The note did not include a discount, however, we paid $8,530 to cover finders fees. Interest is payable monthly in the amount of $830. The unpaid interest and principal are due on the maturity date of April 28, 2014. The principal portion of this convertible note can be converted into the Company’s common stock at any time at the rate of $0.18 per share at the option of the lender.

On April 29, 2013, the Company entered into a securities purchase agreement with IBC Funds LLC (“IBC”) pursuant to which IBC purchased from the Company a 10% convertible note. The Company received $40,500 in cash for a 10% convertible note payable with a principal amount of $45,000. The note did not included a discount, we paid a $4,500 finder’s fee. The accrued interest and principal are due on the maturity date of April 29, 2014. The conversion price is equal to the lesser of $0.25 or 60% of the lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 25% of the principal amount at any time 30 days of the effective date and 150% of the principal amount outstanding and interest due at any time 31 days until 179 days after April 29, 2013 and 200% if a prepayment after 180 days. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

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

Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements.

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

The United States constitutes the largest market in the world for generic pharmaceuticals, and its aging population represents a key driver for the growth of the global pharmaceuticals and domestic consumer products markets. Competitive pressures among U.S. generics providers are continuing to increase as a result of the number of new market entrants growing faster than the generics market as a whole, leading to cost competition on the manufacturing side and squeezed profit margins. On the sales side, generics prices are eroding due to low-cost suppliers from India and China capturing market share, as well as the success of health insurers and health maintenance organizations in negotiating lower reimbursement rates. Finally, large direct purchase customers such as chain drugstores demand product variety and reliability of supply that allows them to lower their inventory levels. We compete in the current environment by providing a low cost system of broad-based marketing, sales, and distribution capabilities for generics, branded pharmaceuticals, over the counter medicines, vitamins, and nutraceuticals. A significant percentage of the Company’s sales are to two customers, McKesson and DLA Distributions. For the three months period ended March 31, 2013, McKesson accounted for approximately 52% of our sales, and the DLA Distribution (described below) accounted for 42%, respectively, of our sales. However, due to shrinking margins on the products we have sold through McKesson, the Company has been and may continue to cut back significantly on the volume of products it will sell through them. The Company expects that it will be able to make up (and even exceed) the cut back in sales to McKesson with the Company’s sales to other customers and of other products.

On September 11, 2012, the Company entered into a letter of intent with our Contract Packager and its principals to acquire all of the outstanding shares of our Contract Packager. The purchase price for our Contract Packager is approximately $10.4 million, $4.5 in cash, $743,500 for the Contract Packager loan which will be converted into a capital contribution and $5 million will be paid by the issuance of restricted shares of the Company’s common stock. The number of shares of the Company’s common stock to be issued to the shareholders of our Contract Packager will be based on the purchase price divided by the lesser of (i) $0.338, which is the average closing price of the Company’s common stock on the OTC Bulletin Board for the five day period ended September 11, 2012 and (ii) the average closing price of the registrant’s common stock on the OTC Bulletin Board for the five day period ending on the date of the closing of the merger (but in no event less than $0.1744 per share). The Company’s board of directors approved the acquisition of our Contract Packager under the letter of intent based upon an appraisal from Corporate Valuation Advisors, Inc., which valued our Contract Packager’s business at $12.5 million. However, due to the unavailability of audited financial statements from the Contract Packager at the closing deadline of February 28, 2013, the closing of the transaction has been postponed on a day-to-day basis until the Contract Packager’s audit financial statements are delivered through the date of filing. The Company is uncertain when, or if, the acquisition of the Contract Packager will close.

In September 2012, the Company announced that our Contract Packager, secured an 8-year, $79 million pharmaceutical distribution contract with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA). On September 30, 2012, our Contract Packager began shipping its first order on this distribution contract with the DLA.

The DLA contract with our Contract Packager calls for a minimum purchase amount of $25 million over the next 2-3 years. The DLA awarded our Contract Packager the contract based on the Contract Packager’s ability to provide specified pharmaceuticals at competitive prices.

Oral drug delivery remains the preferred dosing method among patients and physicians, with more than 80% of all drugs administered in this manner. Rapid melt technology provides pharmaceutical companies with the opportunity for product line extensions for a wide variety of drugs, and we believe there is a significant opportunity as a contract developer of rapidly dissolving drug formulations for specialty prescription pharmaceuticals. The combined U.S., E.U. and Japanese ODT market has doubled in size over the past four years to surpass $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Tablet and Film Technologies (sixth edition), which is available for purchase from TCI.

In March 2010, we entered into a product development, manufacturing and supply agreement with our contract supplier/packager, which develops generic and over the counter (OTC) drug products. Under this agreement, we have developed a children’s pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for OTC products. We completed the development of these rapid dissolving products in the first quarter of 2012, with production and sales pending manufacturing and process qualification and marketing execution.  However, we estimate that we will need approximately $1.5 million of incremental funding for expenses required to launch these products. The funding for launching the rapid dissolving products is to come from the sale of equity securities, preferred and/or common stock securities and debt financing.

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

Revenue is recognized when product is shipped from our Contract Packager to our customers’ warehouses, mainly McKesson, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

We also recognize a portion of our revenue on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our statement of operations. These sales transactions relate to a contract that our Contract Packager has obtained with a government agency. The revenue is reported in a separate line in the statement of operations as Product revenues net from Contract Packager, the gross sales are reduced by the cost of sales fees from our Contract Packager.

Results of Operations

Results for the three month period ended March 31, 2013.

	Three month period ended March 31,				( ) = unfavorable change
	2013		2012		$ Change
Product sales - net	$287,000	100%	$997,000	100%	$(710,000)
Cost of Goods Sold	298,000	104%	828,000	83%	(530,000)
Gross Margin	(11,000)	-4%	169,000	17%	(180,000)
Operating Costs and Expenses:
General and Administrative	629,000	219%	199,000	20%	(430,000)
Research and Development	–	-%	10,000	1%	10,000
Total Operating Expenses	629,000	219%	209,000	21%	(420,000)
Total Other Expenses	(80,000)	-28%	(91,000)	-9%	11,000
Loss before taxes	(720,000)	-251%	(131,000)	-13%	(589,000)
Tax Expense (Benefit)	–	-%	(39,000)	-4%	(39,000)
Net Income (Loss)	$(720,000)	-251%	$(92,000)	-9%	$(628,000)

The majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the three month period ended March 31, 2013, the Company generated net product sales of approximately $287,000 as compared to net product sales of approximately $997,000 for 2012, a decrease of approximately $710,000, or 71%. The decline in sales when comparing the three month period ended March 31, 2013 to March 31, 2012 was mainly a result of a reduction in McKesson sales due to increased charge back costs and the loss of sales from two customers, Cutis Pahrmaceuticals and MedVet. Sales from the DLA did not replace the lost sales volume partly because the sales are recorded net of costs. The Company sales in the three months ended March 31, 2013 would have been approximately a $1.9 million higher if the sales for DLA were recorded at gross and were not recognized on the net basis for sales associated with the DLA contract with our Contract Packager.

For the three month period ended March 31, 2013, McKesson accounted for 52% of our net product sales (versus 60% of net product sales for the same period in 2012), Cutis Pharmaceuticals and MedVet accounted for another 40% of our net product sales in 2012.

Product Sales: The following table sets forth selected statement of operations data as a percentage of gross sales for the three months period ended March 31, 2013 and 2012.

Products sold	2013	% of total	2012	% of total
Prescription drug products	$184,000	8%	$688,000	61%
Revenue, from contract packager	1,955,000	87%	–	–
OTC & non prescription products	117,000	5%	440,000	39%
Gross Sales	2,256,000	100%	1,128,000	100%
Discounts / charge backs	(150,000)	7%	(131,000)	12%
Adjustment for contract packager sales	(1,819,000)	81%	–
Net Sales	$287,000		$997,000

Gross Margin: Gross margin for the three month period ended March 31, 2013 was approximately negative $11,000, which was -4% of our net sales. This was a decline of approximately $180,000 from the same period in 2012 and was mainly due to the sales decline of approximately $710,000 from the same three month period a year ago. The prescription drug products decreased 73% and OTC products also decreased 73% from the prior year. The decline in sales as a result of product mix changes created lower gross margins. The margin percentage on our DLA sales was only 7% coupled with a margin compression from McKesson sales and an increase in charge back costs of approximately $19,000 for the McKesson product revenue. Also impacting our gross margin percentage was the royalty expenses included in cost of goods in the amount of $87,500 which we did not incur in 2012.

Operating Expenses

Selling, General and Administrative. For the three months period ended March 31, 2013, selling, general and administrative expenses (“S,G&A”) increased approximately $430,000 to approximately $629,000 as compared to approximately $199,000 for same three month period in 2012. The increases in S,G&A expenses are mainly a result of the following: (a) an increase in professional fees of approximately $110,000, consisting of legal, accounting and consulting fees incurred during the quarter; (b) increased spending on investor relations, in the amount of approximately $143,000, and of which $75,000 was non-cash payment by the issuance of the Company’s common stock; (c) the Company expense of $200,000 from a deposit paid in 2011 relating future products which was deemed not refundable; and (d) all other items in S,G&A decreased approximately $23,000 versus prior year.

Research and Development. The Company’s expenditures for research and development cost declined approximately $10,000, for the three month period ended March 31, 2013, compared to the same period in 2012. The decline in our research and development costs can mainly be attributed to the completion of our on-going research related to new product development during 2012.

Total Other Expenses. Other expenses for the three months period ended March 31, 2013 decreased approximately $11,000 to approximately $80,000 from approximately $91,000 in 2012. Other expenses consist of interest expense, amortization of debt discount, change in fair value of derivative liabilities and gain on extinguishment of debt. Interest expense associated with our factoring fees for first quarter 2013 increased approximately $5,000. Interest expense associated with convertible notes payable for 2013 was approximately $28,000, which is a decrease of approximately $8,000 over the same period in 2012. In our first quarter of 2013 we incurred approximately $41,000 for amortization of debt discount whereas in the same three month period in 2012 the amortization of the debt discount was approximately $55,000, a decline of approximately $14,000. The Company obtained a line of credit with a bank that carries a low interest rate. Interest expense associated our line of credit was approximately $800 for first quarter 2012 as compared to approximately $400 for the same period 2013. Interest cost associated with our purchase order financing was approximately $40,000 for the three months ended March 31, 2013 and $0 for the same period in 2012. Interest cost associated with a term loan of $500,001 was approximately $10,000 for the first quarter of 2013 compared to $0 for the same period in 2012. The loss on derivative liability was approximately $7,000 for the first quarter of 2013 compared to $0 for the same period in 2012. With an extinguishment of debt from paying off a convertible note early we incurred a gain of approximately $51,000.

Income taxes (benefit). Total income taxes expense for the three month period ended March 31, 2013 was none as compared to a tax benefit of approximately $39,000 for the same period in 2012. For the three months ended March 31, 2013 the Company incurred loss that are added to the current deferred tax benefit but since the likelihood of not being able to recover the deferred tax benefit an allowance of 100% of the tax benefit was applied for the first quarter 2013. In first quarter 2012 we recorded a tax benefit of approximately $39,000 and did not reserve an allowance for this deferred tax asset.

Net Loss Applicable to Common Shares. The Company recorded a net loss of approximately $720,000 for the three month period ended March 31, 2013, compared to a net loss of approximately $92,000 for the same period in 2012, an increase in our net loss of approximately $628,000 as compared to the same period in the prior year. This increase in net loss is mainly due to a significant reduction in our gross margin, as a result of product mix changes and the profit margin decline of approximately $180,000 in first quarter 2013 versus 2012. Also contributing to the loss was an increase in our S,G&A expense of approximately $430,000, as described above. The income tax benefit decreased approximately $39,000 for the first quarter of 2013 as compared to same period in 2012, which was mainly due to fully reserving the deferred tax in 2013. Other expense declined approximately $11,000 for the three months ended March 31, 2013 as compared to the same period of 2012 as described above. Research and development cost decline approximately $10,000 from the 2012 first quarter spending. The Company accrued a preferred stock dividend of $20,860 and $20,860 for the three month period ended March 31 2013 and 2012, respectively, resulting in a loss of income available to common shareholders of $740,992 and $113,115 for the three month period ended March 31, 2013 and 2012, respectively. Basic and diluted loss per common share were $0.01 and $0.00 for the three month period ended March 31, 2013, and 2012, respectively

Liquidity and Capital Resources

Summary

At March 31, 2013, the Company had total current assets of approximately $2.0 million and total current liabilities of approximately $2.0 million resulting in working capital of approximately $8,000. The Company's current assets consisted of approximately $3,000 in cash, approximately $150,000 in accounts receivable-trade, approximately $1.5 million in receivables due from our Contract Packager and approximately $314,000 in prepaid expenses. Current liabilities at March 31, 2013 consist of a payable for purchase order financing of approximately $513,000, current portion of long term debt from related party of approximately $115,000, convertible notes payables of approximately $956,000, accounts payables of approximately $127,000, a line of credit borrowing of approximately $77,000 and a derivative liability of approximately $208,000.

During the three month period ended March 31, 2013 we supplemented our liquidity needs primarily from financing activities. Our sales revenue did not cover our operational costs and some of our debt requirements. The Company raised approximately $357,000 in cash through the following: approximately $210,000 from the sale of convertible notes, common stock sales which raised approximately $110,000, and borrowing of approximately $37,000 under a line of credit with a bank. Approximately $325,000 of these funds were used to for payments on convertible notes payable, payments on our purchase order financing, payments to a note payable to a related party, and payments to factor.

The following table summarizes our cash flows from operating investing and financing activities for the three months period ended March 31, 2013 and 2012:

	Three months period ended March 31,	Three Months period ended March 31,
	2013	2012	Change
Total cash provided by (used in):
Operating activities	$(43,000)	$(413,000)	$(370,000)
Investing activities	–	3,000	(3,000)
Financing activities	33,000	30,000	3,000
Decrease in cash and cash equivalents	$(10,000)	$(380,000)	$(370,000)

After taking into consideration our interim results and current projections, management believes that the cash flow from operations, together with debt financing and our line of credit will be sufficient to support the working capital requirements, debt service and applicable debt maturity requirements through the next twelve month period ending March 31, 2014.  However the generic pharmaceutical industry is highly competitive and as such, historical sales and projections based on current information are not always indicative of future results. Further, although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment

Management plans to pursue sales and profit growth through (a) expanding its distribution network, (b) developing new products (i.e. rapidly dissolving drug formulation pain relief products scheduled to ship during 2013), and (c) closing its acquisition of its Contract Packager which will result in the accompanying consolidating the revenues under our Contract Packager’s DLA agreement. These future plans will be dependent upon securing additional sources of liquidity.

In March 2010, we entered into a product development, manufacturing and supply agreement with our contract supplier/packager, which develops generic and over the counter (OTC) drug products. Under this agreement, we have developed a children’s pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for OTC products. We completed the development of these rapid dissolving products in the first quarter of 2012, with production and sales pending manufacturing and process qualification and marketing execution. However, we estimate that we will need approximately $1.5 million of incremental funding for expenses required to launch these products. The funding for launching the rapid melt products is to come from the sale of equity securities, preferred and/or common stock securities and debt financing.

Operating Activities

Net cash used by operating activities was approximately $43,000 for the three month period ending March 31, 2013, as compared to cash used by operating activities of approximately $413,000 for the same three month period in2012, which is a decline in cash used by operations of approximately $370,000. The operating loss impacting the use of cash from operation was approximately $720,000, offsetting some of this loss was changes from non-cash items. As compared to the same three month period in 2012, there was an increase in non-cash items of approximately $320,000 in 2013. Non-cash items consist of amortization of discounts, issuance of common stock to payments of services and payments of royalty expense, allowance on chargebacks, write-off of other assets and a gain from the extinguishment of debt. In addition to non-cash items changes in asset and liability balances change a favorable approximately $678,000 as compared to same three month period in 2012. The changes were as follows: (a) Accounts receivable – trade balance declined in first quarter 2013 and as compared to an increase in 2012 resulting in a decline in the use of cash of approximately $278,000; (b) receivable from Contract Packager decreased in 2013 as compared to an increase in 2012 resulting in a decline in cash used in the amount of approximately $43,000; (c) loan receivable- Contract Packager also decrease in 2013 as compared to an increase in 2012 resulting in a decline in cash used of approximately $258,000; (d) prepaid expense declined in 2013 and increased in 2012 resulting in a decline in cash use in the amount of approximately $66,000; (e) accounts payable and royalty payables also decreased in 2013, as compared to an increase in 2012 resulting in a decline in the use of cash of approximately $32,000.

Investing Activities

The Company had no investing activities for the three month period ended March 31, 2013 as compared cash provided in the amount of $2,521 for the same period in 2012.

Financing Activities

Net cash provided by financing activities was approximately $33,000 for the three month period ended March 31, 2013 compared to approximately $30,000 for the same three month period in 2012. Financing activities for the first quarter of 2013 consisted of the following: the Company (a) sold shares of common stock in the amount of $110,000, (b) raised $210,300 from the issuance of convertible notes payable, (c) borrowed $37,000 under an existing line of credit, (d) paid down the balance on convertible notes in the amount of $90,561, (e) paid down $27,070 on a four year term loan, (f) made payments on a Purchase Order in the amount of $65,697 and (g) payment from factor in the amount of $141,725.

The following is a listing of our current financing.

On April 29, 2013, the Company entered into a securities purchase agreement with IBC Funds LLC (“IBC”) pursuant to which IBC purchased from the Company a 10% convertible note. The Company received $40,500 in cash for a 10% convertible note payable with a principal amount of $45,000. The note did not include a discount, and we paid a $4,500 finder’s fee. The accrued interest and principal are due on the maturity date of April 29, 2014. The conversion price is equal to the lesser of $0.25 or 60% of the lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 150% of the principal amount outstanding and interest due at any time 31 days until 179 days after April 29, 2013 and 200% if a prepayment after 180 days. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

On April 28, 2013, the Company received $76,670 in cash for a 12% annual interest convertible note payable with a principal amount of $85,300. The note did not include a discount, however, we paid $8,530 to cover finder’s fees. Interest is payable monthly in the amount of $830. The unpaid interest and principal are due on the maturity date of April 28, 2014. The principal portion of this convertible note can be converted into the Company’s common stock at any time at the rate of $0.18 per share at the option of the lender.

On April 18, 2013, the Company converted a portion of a $200,000 12% convertible note payable to a 6% convertible note payable with a principal amount of $85,300. The note did not include a discount and the accrued interest and principal are due on the maturity date of April 18, 2014. There is a prepayment charge of 150% of the principal amount outstanding and interest due. The conversion price is equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 10 trading day period prior to the date of the notice of conversion. The conversion price may adjust downward if within 3 business days of the notice of conversion, the conversion price is 5% or lower of the conversion price. Collateral for this loan also includes 2,000,000 shares of the Company’s common stock.

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

On February 18, 2013, the Company received a net amount of $67,500 in cash for an 8% convertible note payable with a principal amount of $92,500. The note included a 10% discount, we paid a $7,500 finder’s fee and we agreed to pay $10,000 to cover the investor’s legal fees. The accrued interest and principal are due on the maturity date of December 18, 2014. The Company can prepay the note at any time before the maturity date but must pay a 135% of the principal amount outstanding and interest due. The conversion price is equal to 65% of the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion.

On January 31, 2013, the Company received $67,500 in cash for a 12% convertible note payable with a principal amount of $82,500, which note included a 10% discount. The accrued interest and principal are due on the maturity date of February 6, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock.

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

Company has obtained a line of credit from Wells Fargo Bank to borrow up to $85,000. The line of credit has an interest rate of and prime plus 6.25% annually. The outstanding balance related to this line of credit at March 31, 2013 and December 31, 2012 was $77,266 and $40,059 respectively. This credit line will allow the Company to fund basic operation and also reduce any reliance on factoring the Company’s receivable, which will reduce possible future interest expense.

Commitments and Concentrations

In March 2010, the Company signed a “Product, Manufacturing and Supply Agreement” with our Contract Packager and labeler, for orally disintegrating tablets. The total value of this contract was estimated to be $935,000. The Company has paid a total of approximately $744,000, of which $200,000 is considered a stand still fee that has been reflected as a deposit on the balance sheet as of December 31, 2012. This deposit was expense in March 2013 as it was deemed not applicable to future royalty payments. The project was completed during the first quarter of 2012 and the Company does not expect to incur any more charges toward this contract. Upon the commencement of product being shipped, a 7% royalty on the gross profit related to the orally disintegrating tablet sales will be due on a quarterly basis to our Contract Packager. The Company anticipates launching this orally disintegrating tablet in the second half of fiscal year 2013.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see Note 7 above for details) are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. Shipments for this product are expect to occur in fourth quarter 2013.

The holder of a $320,000 note payable (see note 7i) are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly commencing December 31, 2012, and as of December 31, 2012, the Company had accrued $42,000 in royalties. In first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and the Company recorded an expense of $70,000 in the quarter. Additional a holder of a $50,000 note payable (see note 7n), a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. The Company had accrued $10,500 in royalties as of December 31, 2012, and in first quarter 2013 the Company issued 130,555 shares of its common stock for payment of royalty expense. The Company recorded a royalty expense of $17,500 for the three months period ended March 31, 2013.

On September 27, 2012, the Company entered into a 12 month service/consulting agreement with Olympic Capital Group (“OCG”) for the purpose and intent to introduce the Company to sources which can help the Company grow its business through joint ventures, purchase orders, licensing and/or royalty agreements, marketing the Company’s products, and/or to sell its business.

The fees associated with the OCG agreement are as follows:

a)	To pay a cash consulting fee of 8% of the gross revenue derived by the Company for any transaction enters into from a source that OCG introduced. Such transactions include any joint venture, or licensing or royalty agreement, or other agreement involving the sales or licensing or royalty or other revenue-producing agreement regarding the Company’s products or technology or services.
b)	Consideration for OCG’s services, upon signing the consulting agreement to issue OCG a total of 150,000 restricted common stock shares. These shares were issued in October 2012.

c)	In the event that the Company completes the transactions described in section (a) above, then, in the event that the Company subsequently is acquired or sells its assets, or mergers with another company, the Company agrees to pay a cash consulting fee equal to 6% of the purchase price.
d)	If any transaction set forth in section (a) or (c) above consists of any payments to be made to the Company and/or shareholders or affiliates in the future, the Company agrees that a the consulting fee is due and payable to OCG and is payable upon receipt of such consideration.
e)	When a transaction described in section (a), (c), (d) above is completed, then in addition to the compensation described above the Company agrees to pay OCG a monthly consulting fee of $5,000 for a 24 month period beginning on the first day of the first month after the closing of the transaction.
f)	Also when a transaction described in section (a), (c), (d) above is completed, the Company agrees to an equity interest payment of 6% of the combined present and projected future value of the transaction, which value will be ascertained and delivered to the Company and OCG at least ten days before the closing of the proposed transaction.

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

During the first three months period ended March 31, 2013 and for fiscal year 2012, the Company purchased approximately 100% of its product packaging from its Contract Packager. A disruption in the availability of product packaging from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived $287,374 or 100% of its revenue from two customers. Of this total one customer accounted for 52% and the other accounted for 48% during the three month period ended March 31, 2013. During the three month period ended March 31, 2012, three customers accounted for 100% of the $996,827 in sales revenue. Of this total, one customer accounted for 60.4%, another 21.2% and the third 18.4%.

As of March 31, 2013, the Company had two customers in our accounts receivable – trade, one customer accounted for $97,693, or 65% of the Company’s accounts receivable balance of $149,958. As of December 31, 2012, the Company had two customers in our accounts receivable-trade, one accounted for $175,054, or 60% of the Company’s accounts receivable balance of $290,531.

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

Revenue Recognition - Revenue is recognized when product is shipped from our Contract Packager to our customers’ warehouses, mainly McKesson, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

We also recognize a portion of our revenue on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our statement of operations. These sales transactions relate to a contract that our Contract Packager has obtained with a government agency. The revenue is reported in a separate line in the statement of operations as Product revenues net from Contract Packager, the gross sales are reduced by the cost of sales fees from our Contract Packager.

Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value net of the sales allowance due to charge backs.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of March 31, 2013 and December 31, 2012 no allowance for doubtful accounts has been recorded.

The Company entered into an accounts receivable factoring facility agreement in June 2012. As of March 31, 2013, gross accounts receivable were $209,423 of which none was sold to a factor. Accounts receivable were reduced by $59,465 to provide for an allowance for charge backs, for a net receivable balance of $149,958. As of December 31, 2012, gross receivables were $395,974 of which $141,725 was sold to a factor, and has been included in the liabilities section in the balance sheet. Gross accounts receivable was reduced $105,443 for an allowance for charge backs, for a net accounts receivable balance of $290,531.

Receivable – Contract Packager - The Company has receivables from our Contract Packager, a related party in the amount of $1,536,541. This receivable consists of the following: a) receivables relating to sales with a government agency in the amount of $694,380, b) the Company paid $635,920 to a vendor for the product to be manufactured on behalf of our Contract Packager, and c) the Company advanced $206,241 to our Contract Packager for the purchase of product inventory. The Company expects to receive payment within the next twelve months thus no reserve for uncollectible amounts has been recorded.

Income Taxes - The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company had a full valuation allowance of $686,875 and $597,591against deferred tax assets as of March 31, 2013 and December 31, 2012, respectively.

The Company also complies with the provisions of Accounting for Uncertainty in Income Taxes. The accounting regulation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company classifies any assessment for interest and/or penalties as other expenses in the financial statements, if applicable. There were no uncertain tax positions at March 31, 2013 and December 31, 2012.

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

As previously stated, derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes

Fair Value Measurements - The Company adopted the Accounting Standards Codification (ASC) No. 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date) and provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, obligation due factor, and notes payable approximate their fair values due to their short-term maturities. The carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 8 for fair value of derivative liabilities.

Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as of August 3, 2012. Prior to our stock being publicly traded, the fair value was determined by the board of directors for the value of services performed. As of December 31, 2012 and March 31, 2013, the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

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

•                     the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,

•                     the expected volatility of our common stock,

•                     expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future),

•                     the risk free interest rate for the expected option or warrant term, and

•                     the expected forfeiture rate.

Cost of Goods Sold - The Company purchases all of its products from one supplier, Marlex Pharmaceuticals Inc., a related party at various contracted prices. Raw materials are re-packaged by Marlex. Upon shipment of product, the Company is charged the contracted price for services provided to ship the product.  Cost of goods consists of raw material costs, re-packaging costs and shipping and handling.  The Company financed the purchase of inventory based on confirmed purchase orders via a revolving finance agreement, provided by a related party.

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

(a)   Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective.

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

On January 3, 2013, the Company issued 77,778 restricted shares of its common stock to a note holder as payment of royalties due under the note. The royalty payment was in the amount of $23,333.

On January 9, 2013, the Company issued 84,579 restricted shares of its common stock to Implex Corporation for services rendered under a consulting agreement with regard to assisting the Company with financial matters. These services were valued at $24,528.

On January 9, 2013, the Company issued 110,000 restricted shares of its stock to Mass Media 88 Inc. for services to be rendedered under a consulting agreement. These services were valued at $31,900.

On January 11, 2013, the Company issued 105,932 restricted shares of its common stock to Implex Corporation for services rendered under a consulting agreement with regard to assisting the Company with financial matters. These services were valued at $32,839.

On January 25, 2013, the Company issued 116,667 restricted shares of its common stock to a note holder as payment of royalties due under the note. The royalty payment was in the amount of $29,167.

On January 25, 2013, the Company issued an aggregate of 106,674 restricted shares of its common stock to two investors, who each paid $0.19 per share.

On January 25, 2013, the Company issued 140,000 restricted shares of its common stock to American Capital Ventures, Inc. under a consulting agreement for financial advisory services. These services were valued at $35,000.

On February 5, 2013, the Company issued 128,074 restricted shares of its common stock to Implex Corporation for services rendered under a consulting agreement with regard to assisting the Company with financial matters. These services were valued at $32,019.

On February 5, 2013, the Company issued an aggregate of 366,300 restricted shares of its common stock to two investors, who each paid $0.14 per share.

On February 5, 2013, the Company issued 266,667 restricted shares of its common stock to an investor, who paid $0.15 per share.

On March 5, 2013, the Company issued 100,806 restricted shares of its common stock to Implex Corporation for services rendered under a consulting agreement with regard to assisting the Company with financial matters. These services were valued at $39,314.

On March 5, 2013, the Company issued 261,111 restricted shares of its common stock to a note holder as payment of royalties due under the note. The royalty payment was in the amount of $101,833.

On March 5, 2013, the Company issued 130,555 restricted shares of its common stock to a note holder as payment of royalties due under the note. The royalty payment was in the amount of $50,916.

The shares of the Company’s common stock issued during the first quarter as described above qualified for an exemption under Section 4(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISLCOSURES

 Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_____

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.

Dated: May 17, 2013
By: /s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

By: /s/ Jeffrey Andrews
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

