Form 10-Q
period 2013-06-30
ScripsAmerica, Inc.
filed 2013-08-16
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-54550

SCRIPSAMERICA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-2598594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Corporate Office Centre Tysons II, 1650 Tysons Boulevard, Suite 1580, Tysons Corner, VA 22102

(Address of principal executive offices)

800-957-7622

(Registrant’s telephone number)

77 McCullough Drive, Suite 7, New Castle, Delaware 19720

(Former Name or former address, if changed since last report.)

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

Yes ☐    No ☒

As of August 14, 2013, the registrant had 70,485,484 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCRIPSAMERICA, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$12,385	$13,513
Accounts receivable-trade, net of allowance for charge backs of $94,044 and $105,443, respectively	–	290,531
Receivable - contract packager	–	1,579,051
Prepaid expenses and other current assets	81,672	198,820

Total Current Assets	94,057	2,081,915

Property and Equipment	69,650	69,650

Other Assets	–	200,000

TOTAL ASSETS	$163,707	$2,351,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credit	$52,650	$40,059
Accounts payable and accrued expenses	99,109	101,520
Purchase order financing - related party	–	578,280
Obligation due to factor	–	141,725
Royalty payable	–	52,500
Convertible notes payable - related parties	130,000	–
Current portion of long-term debt - related party	117,158	112,021
Convertible notes payable - net of discount $432,230 and $50,918 respectively	888,838	64,832
Derivative liability	1,907,047	94,477

Total Current Liabilities	3,194,802	1,185,414

Non-Current Liabilities
Preferred stock dividends payable	146,020	104,300
Convertible notes payable - related parties	–	130,000
Convertible notes payable	–	719,400
Long-term debt, less current portion - related party	292,925	352,816
Total Non-Current Liabilities	438,945	1,306,516

Total Liabilities	3,633,747	2,491,930

Commitments and Contingencies
Series A Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding	1,043,000	1,043,000

Stockholders' Deficit
Common stock - $0.001 par value; 150,000,000 shares authorized; 66,569,735 and 56,404,972 shares issued and outstanding as of June 30, 2013, and December 31, 2012, respectively	66,570	56,405
Additional paid-in capital	3,413,102	1,090,772
Accumulated deficit	(7,992,712)	(2,330,542)
	.
Total Stockholders' Deficit	(4,513,040)	(1,183,365)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$163,707	$2,351,565

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net revenues
Product revenues - net of contract adjustments	$–	$1,510,952	$150,499	$2,507,779
Revenues net, from contract packager	91,628	–	228,502	–
Total net revenues	91,628	1,510,952	379,001	2,507,779

Cost of Goods Sold
Product	–	1,213,186	210,540	2,041,200
Royalty expense	95,845	–	183,345	–
	95,845	1,213,186	393,885	2,041,200

Gross Profit (Loss)	(4,217)	297,766	(14,884)	466,579

Selling, General and Administrative Expenses	686,194	100,414	1,119,994	298,908
Stock issued for payment of services in selling, general and administrative expenses	944,305	97,500	1,140,105	97,500
Allowance for receivable - contract packager	1,210,999	–	1,210,999	–
Research and Development	–	16,370	–	26,414

Total Operating Expenses	2,841,498	214,284	3,471,098	422,822

Loss from Operations	(2,845,715)	83,482	(3,485,982)	43,757

Other Income (Expenses), net
Interest expense	(143,404)	(41,922)	(226,548)	(78,004)
Loss from derivatives issued with debt greater than carrying value	(343,421)		(343,421)
Loss on revaluation of derivatives	(1,461,593)	–	(1,468,458)	–
Amortization of debt discount	(172,923)	–	(214,006)	(55,269)
Gain on extinguishment of debt	66,740	–	117,965	–
	(2,054,601)	(41,922)	(2,134,468)	(133,273)

Income (Loss) Before Provision for Income taxes	(4,900,316)	41,560	(5,620,450)	(89,516)

Provision (Benefit) for Tax Expense	–	21,200	–	(17,621)

Net Income (Loss)	(4,900,316)	20,360	(5,620,450)	(71,895)

Preferred Stock Dividend	(20,860)	(20,860)	(41,720)	(41,720)

Net Loss Available to Common Shareholders	$(4,921,176)	$(500)	$(5,662,170)	$(113,615)

Loss Per Common Share
Basic and Diluted	$(0.08)	$(0.00)	$(0.09)	$(0.00)

Weighted Average Number of Common Shares
Basic and Diluted	61,911,747	55,350,744	59,783,566	54,182,892

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2013	2012

Cash Flows from Operating Activities
Net Loss	$(5,620,450)	$(71,895)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible notes payable	214,006	55,269
Loss from derivatives issued with debt	343,421
Amortization of loan fees	53,500
Common stock issued for services	1,140,105	31,950
Common stock issued for payment of royalty fees	235,845	–
Change in derivative liability	1,468,458	–
Change in deferred Income tax provision (benefit)	–	(19,600)
Reserve on receivable - Contract packager	1,385,000	–
Gain on extinguishment of debt	(117,965)	–
Allowance for chargebacks	(11,399)	–
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable - trade	301,930	(371,759)
Receivable - Contract packager	394,051	(345,123)
Prepaid expenses and other current assets	154,156	(89,560)
Accounts payable and accrued expenses	(2,410)	(5,849)

Cash used in operating activities	(61,752)	(816,567)

Cash Flows from Investing Activities
Proceeds from note receivable		5,042
Purchase of equipment	–	(66,184)

Cash provided by investing activities	–	(61,142)

Cash Flows from Financing Activities
Proceeds from bank line of credit, net	12,591	–
Proceeds from Issuance of common stock	211,197	30,000
Proceeds from convertible notes payable	827,950	320,000
Proceeds from convertible notes payable - related party	–	50,000
Proceeds (Payments) for PO financing from related party, net	(578,280)	77,952
Payments to factor, net	(141,725)	–
Payments for convertible notes payable	(216,354)	(170,600)
Payments to note payable - related party	(54,755)	–
Collection of stock subscription receivable	–	170,800

Cash provided by financing activities	60,624	478,152

Net Decrease in Cash	(1,128)	(399,557)

Cash - Beginning of period	13,513	467,505

Cash - End of period	$12,385	$67,948

Supplemental Disclosures of Cash Flow Information
Cash Paid:
Interest	$92,196	$71,244
Noncash financing and investing activities:
Accrued Preferred Dividend payable	$41,720	$41,720
Conversion of note payable for common stock	$274,968	$250,000
Common stock issued for services	$1,114,105	$120,700
Common stock issued for Royalty payment	$235,845	$–

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

1 -       Organization and Business

The accompanying financial statements reflect financial information of ScripsAmerica, Inc., (the “Company” or “ScripsAmerica” or “we”).

ScripsAmerica, Inc was incorporated in the State of Delaware on May 12, 2008 and is a provider of efficient pharmaceutical supply chain management services ranging from strategic sourcing to delivering niche generic pharmaceuticals to market.  ScripsAmerica’s primary focus is on the development, branding and distribution of rapidly dissolving drug formulations for Over the Counter (OTC) drugs, vitamins and supplements. Specifically, we have developed a branded OTC product called “RapiMed” which is a children’s pain reliever and fever reducer currently set for launch in retail outlets across North America in the fourth quarter of 2013.

Since our inception, ScripsAmerica’s business model has evolved significantly. Initially, the company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through the pharmaceutical distributors in North America. End users include retail, hospitals, long-term care facilities and government and home care agencies. The majority of our revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other clients. However, because we had no exclusive contract with McKesson to utilize our services and the margins began to shrink, we have deemphasized providing these pharmaceutical distribution services and are now primarily focused on generating revenue through our RapiMed and other Quickmelt technology products and our recently established independent pharmacy distribution model.

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

2 -       Liquidity, Business Risks and Going concern

At June 30, 2013, the Company had approximately $12,000 in cash and incurred a loss from operations of approximately $3.5 million, of which approximately $2.3 million of the loss was non-cash related.  The Company’s cash expenditures are projected to be approximately $90,000 a month for continuing operating expenses.  Included in these cash expenditures are approximately $13,000 a month in interest costs.  After taking into consideration our interim results and current projections, management believes that the Company’s cash flow from operations, coupled with recent financing’s may not be sufficient to support the working capital requirements, debt service and applicable debt maturity requirements through the next twelve month period ending June 30, 2014.  This raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cash flows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment.

We completed the development of a children’s pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for OTC products. In the second quarter of 2013 we signed a supply agreement with a generic manufacturer for the production of these rapid dissolving products. However, we estimate that we will need approximately $1.5 million of incremental funding to launch these products. The funding for launching the rapid dissolving products is expected to come from the sale of equity securities, preferred and/or common stock securities and debt financing.  However, such financing has not yet been secured.

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

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

b.       Revenue Recognition - Revenue is recognized when product is shipped from a contract packager to our customers’ warehouses, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

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

c.       Research and Development - Expenditures for research and development associated with contract research and development provided by third parties are expensed, as incurred. The Company had charges of $0 and $16,370 for research and development expenses for the three months ended June 30, 2013 and 2012, respectively, and $0 and $26,414 for the six months ended June 30, 2013 and 2012, respectively.

d.       Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value net of the sales allowance expected through charge backs.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of June 30, 2013 and December 31, 2012 no allowance for doubtful accounts has been recorded.

The Company entered into an accounts receivable factoring facility agreement in June 2012. As of June 30, 2013, gross accounts receivable were $94,044 of which none was sold to a factor. Accounts receivable were reduced by $94,044 to provide for an allowance for charge backs, for a net receivable balance fully reserved. As of December 31, 2012, gross receivables were $395,974 of which $141,725 was sold to a factor, and has been included in the liabilities section in the balance sheet. Gross accounts receivable was reduced by $105,443, to provide for an allowance for charge backs, for a net accounts receivable balance of $290,531.

e.       Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Maintenance costs, which do not significantly extend the useful lives of the respective assets and repair costs are charged to operating expense as incurred. The assets purchased in 2012 have not been put into operations as of June 30, 2013, and as a result, no depreciation was recorded in 2013 and 2012.

f.       Receivable – Contract Packager - The Company has receivables from Marlex Pharmaceuticals, Inc. (our Contract Packager), a related party in the amount of $1,211,000 and $1,579,051 at June 30,2013 and December 31, 2012, respectively. As of June 30, 2013, this receivable consists of the following: a) receivables relating to sales with a government agency in the amount of $459,409, b) the Company paid $545,349 to a vendor for the product to be manufactured on behalf of our Contract Packager, and c) the Company advanced $206,242 to our Contract Packager for the purchase of product inventory. As of June 30, 2013 the Company has reserved in full against these balances (see Note 6).

g.       Customer, Product, and Supplier Concentrations – For the first four months of 2013 and the entire year 2012 we sold our products directly to a wholesale drug distributor who, in turn, supplies products to pharmacies, hospitals, governmental agencies, and physicians.  The Company used one Contract Packager exclusively for all of its warehouse, customer service, distribution, and labeling services for the first four months of 2013 and entire year 2012.

ScripsAmerica has recently partnered with a group that represents over 700 pharmacy independent operations. ScripsAmerica will order the goods from the manufacturers and have them shipped to our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The goods will be shipped to the pharmacies in the bottles as received by the manufacturer so that this will become a “pick-n-pack” operation. Through June 30, 2013, there has not yet been any shipments and associated revenue.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

h.       Concentration in Cash -. We maintain cash at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2013 and December 31, 2012.

i.       Income Taxes - The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized. The Company had a full valuation allowance of $1,264,000 and $597,591 against deferred tax assets as of June 30, 2013 and December 31, 2012, respectively.

  The Company also complies with the provisions of Accounting for Uncertainty in Income Taxes. The accounting regulation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company classifies any assessment for interest and/or penalties as other expenses in the financial statements, if applicable. There were no uncertain tax positions at June 30, 2013 and December 31, 2012.

j.       Derivative Financial Instruments Arrangements - Derivative financial instruments, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ deficit.

Derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

k.       Fair Value Measurements - The Company follows the provision of ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date) and provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

For the six months ended June 30, 2013

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

l.         Advertising Expenses - The Company expenses advertising costs as incurred.  The Company incurred advertising expenses in the amount of $159,917 and $33,952 for the three month period ended June 30, 2013 and 2012, respectively, and $204,413 and $64,663 for the six months ended June 30, 2013 and 2012, respectively.

m.       Shipping and Handling Cost – The Company expenses all shipping and handling costs as incurred. These costs are included in cost of sales on the accompanying condensed financial statements.

n.       Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. As of December 31, 2012 and June 30, 2013, the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

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

•      the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,

•      the expected volatility of our common stock,

•      expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future),

•      the risk free interest rate for the expected option or warrant term, and

•      the expected forfeiture rate.

o.       Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive.

p.       Reclassification - Certain reclassifications have been made to the 2012 financial statements to conform to the interim 2013 condensed financial statements presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

q.       Recent Accounting Pronouncements – Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

4 -       Accounts Receivable, net

The Company may at certain times during the year sell qualified receivables to a factor (United Capital Funding). This agreement allows the Company to sell its qualified accounts receivable with recourse in exchange for advances of funds equivalent to 83% of the value of receivables, leaving 17% of the receivables as a reserve by the factor for potential non-payment of the Company’s receivables. The factoring facility is for a term of one year, which was renewed in May 2012 and is cancellable by either party upon one month’s written notice, which provides a factoring line of up to $1,000,000. As collateral for the repayment of advances for receivables sold, the factor has a priority security interest in all present and future assets and rights of the Company. The factor has required that the Company notify all customers that all payments must be made to a lock-box controlled by the factor. The factoring fee is 2.2% every thirty days or 26.4% annually. Factoring fees charged to interest expense for the three month period ended June 30, 2013 and 2012, were $0 and $16,111 respectively. For the six month period ended June 30, 2013 and 2012 were $5,069 and $16,111, respectively. As of the date of this report, the facility was not yet renewed.

As of June 30, 2013, there were no open receivables sold to a factor. As of December 31, 2012, gross accounts receivables were $395,974 of which $141,725 were sold to the factor and have been included in the liabilities section of the condensed balance sheet.

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

A Joint Operating Agreement with the Contract Packager enables the Company to receive a percentage of the Contract Packager’s gross profit after financing charges, as defined. Since we are not deemed to be the principal in these sales transactions we do not report these sales transactions on a gross basis in our condensed statements of operations. The revenue is reported separately in the condensed statements of operations as revenues net, from Contract Packager. The gross sales and cost of sales from this DLA contacts were:

	Three month sales as of the June 30, 2013	Six month sales as of June 30, 2013

Sales from DLA contract	$1,293,880	$3,249,225
Cost of sales on DLA	1,202,252	3,020,723
Product revenue net from contract packager	$91,628	$228,502

6 -       Receivable, Loan Receivable and other Assets – Contract Packager

Beginning in fiscal year 2011, the Company loaned money to its Contract Packager in an unsecured, non-interest bearing loan which has no stipulated repayment terms as the loan was made pursuant to an oral agreement. The outstanding balance at June 30, 2013 and December 31, 2012, was $717,503 and $743,503 respectively. On September 14, 2012 the Company entered into a letter of intent agreement to purchase its Contract Packager. Upon closing on the letter of intent agreement the loan receivable would be eliminated. However, as described in footnote 14, the parties have not yet entered into a definitive agreement. Consequently, due to the uncertainty on closing this transaction, among other issues, the balance was fully reserved for as of June 30, 2013 and December 31 2012.

The Company also had outstanding receivables from its Contract Packager which consist of receivables for DLA sales in the amount of $459,410 and inventory that was prepaid in the amount of $751,590 for a total amount of $1,211,000 as of June 30, 2013. Management has determined that this outstanding balance should be fully reserved as of June 30, 2013 due to the situation described in Note 14.

The Company had a $200,000 deposit in other assets as of December 31, 2012 which it considered a stand still fee and was to be applied towards future royalty payments. In March of 2013, the Company expensed this deposit since there is uncertainty concerning the royalty agreement with its Contract Packager and this amount may never be applied to future royalty payments or otherwise recovered (see Note 14).

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

7 -       Debt

Debt consists of the following :

			June 30, 2013	December 31, 2012
Convertible note - Vista	1	a	6,430	–
Convertible note - JMJ	2	b	41,646	–
Convertible note - Tonaquint	3	c	40,297	–
Convertible note - Gel	4	e	12,138	–
Convertible note - ILIAD	5	d	29,514	–
Convertible note - Auctus	6	p	–	23,149
Convertible note - Asher	7	q	–	41,683
Convertible note	8		290,000	290,000
Convertible note	9		–	14,700
Convertible note	10		–	114,700
Convertible note	11		114,700	300,000
Convertible note	12		115,000	–
Convertible note	13		115,000	–
Convertible note	14		85,300	–
Convertible note - Continental	15	f	7,363	–
Convertible note - IBC	16	g	7,644	–
Convertible note - JMJ	17	h	4,589	–
Convertible note - JMJ	18	i	1,959	–
Convertible note - JMJ	19	j	205	–
Convertible note - Vista	20	k	2,411	–
Convertible note - Gel	21	l	7,154	–
Convertible note - Group Holdings	22	m	1,397	–
Convertible note - Redwood	23	n	2,361	–
Convertible note - Caesar Capital	24	o	3,730	–
Convertible notes payable			888,838	784,232
Less current maturities			(888,838)	(64,832)
Long-term debt			–	719,400

Convertible note - Related party	25		80,000	80,000
Convertible note - Related party	26		50,000	50,000
Convertible note - Related party			130,000	130,000

Term loan - Related party	27		410,082	464,837
Less current maturities			(117,158)	(112,021)
Long-term debt			292,924	352,816

Line-of-Credit	28		52,650	40,059

Total Loan and notes payable			1,481,570	1,419,128
Less current maturities			(1,188,646)	(216,912)
Long-term debt			292,924	1,202,216

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

Value of discounts :		June 30, 2013	December 31, 2012
Vista discount	a	6,670	–
JMJ discount	b	40,854	–
Tanoquint	c	52,203	–
ILIAD	d	22,954	–
GEL	e	7,862	–
Continental	f	25,637	–
IBC	g	37,356	–
JMJ	h	20,411	–
JMJ	i	25,541	–
JMJ	j	24,795	–
Vista	k	25,089	–
GEL	l	42,846	–
Group Holdings	m	28,603	–
Redwood	n	22,639	–
Caesar Capital	o	48,770	–
Auctus	p		29,601
Asher	q		21,317

‘ Total notes payable discounts		432,230	50,918

(1) On January 21, 2013, the Company entered into a securities purchase agreement with Vista Capital Investments LLC (“Vista”) pursuant to which Vista purchased from the Company a 10% convertible note. The Company received $22,500 in cash for a 10% convertible note payable with a principal amount of $27,500, which note included a 10% discount, and we paid a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of January 21, 2014. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

On June 20, 2013, Vista converted $14,400 of principal into 200,000 shares of our common stock valued at $68,000. In connection with the partial conversion the Company recorded a gain on extinguishment of $9,809 after taking into consideration the carrying value of the note and the corresponding embedded derivative liability related to the note on the conversion date. As of June 30, 2013 the outstanding principal balance is $13,100. Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative at June 30, 2013 is $70,068. The Company would have been required to issue 192,619 shares of common stock if Vista converted on June 30, 2013.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

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

(2) On January 31, 2013, the Company entered into a securities purchase agreement with JMJ Financial (“JMJ”) pursuant to which JMJ purchased a 12% convertible note. The Company received $67,500 in cash for a 12% convertible note payable with a principal amount of $82,500, which note included a 10% discount and we paid a $7,500 finder’s fee. The accrued interest and principal are due on the maturity date of January 31, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative at at June 30, 2013 is $357,691. The Company would have been required to issue 982,143 shares of common stock if JMJ converted on June 30, 2013.

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

(3) On February 18, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc (“Tonaquint”) pursuant to which Tonaquint purchased an 8% convertible note. The Company received $67,500 in cash for an 8% convertible note payable with a principal amount of $92,500. The note included a 10% discount, we paid a $7,500 finder’s fee and we agreed to pay $10,000 to cover the investor’s legal fees. The accrued interest and principal are due on the maturity date of December 18, 2013. The Company can prepay the note at any time before the maturity date but must pay a 135% of the principal amount outstanding and interest due. The conversion price is equal to 65% of the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative at June 30, 2013 is $291,926. The Company would have been required to issue 853,846 shares of common stock if Tonaquint converted on June 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 1.83% per month (or 22% per annum), compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

(4) On March 20, 2013, the Company entered into a securities purchase agreement with GEL Properties (“GEL”) pursuant to which GEL purchased a 6% convertible note. The Company received $17,600 in cash for a 6% convertible note payable with a principal amount of $20,000. The note did not include a discount, but $2,400 was paid directly to a third party on the Company’s behalf. The accrued interest and principal are due on the maturity date of March 20, 2014. There is a prepayment charge of 150% of the principal amount outstanding and interest due. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the 5 trading day period prior to the date of the notice of conversion.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative at June 30, 2013 was $18,809. The Company would have been required to issue 69,686 shares of common stock if GEL converted on June 30, 2013.

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

(5) On April 8, 2013, the Company converted the balances from loans of a creditor into a new $131,700 10% convertible note payable. This new note has a 10% debt discount of $11,470, incurred professional fees of $5,000 increasing the note balance to $131,700. The accrued interest and principal are due on the maturity date of September 8, 2013. There is a no prepayment charge. The conversion price is equal to 65% of the average of the three lowest trading price of the Company’s common stock of trading during the 20 trading day period prior to the date of the notice of conversion.

During the three months ended June 30, 2013 the creditor converted $80,982 of the note’s principal note into 607,798 shares of the Company’s common stock valued at $200,749. In connection with the conversion of debt the Company recorded a loss on extinguishment of $44,126. The Company would have been required to issue 463,255 shares of common stock if converted on June 30, 2013.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares which we have deemed to be an instrument which requires us to value an embedded derivative. The value of the remaining derivative liability associated with the note is $154,770 at June 30, 2013.

(6) On October 22, 2012, the Company entered into a securities purchase agreement with Auctus Private Equity Fund (“Auctus”) pursuant to which Auctus purchased from the Company an 8% convertible note in the principal amount of $52,750. The Company received gross proceeds of $50,000 from the sale of this note of which $2,750 was used to pay the investor’s legal fees recorded as a discount.

On or after April 20, 2013 and until the maturity date or the full payment of the note (whichever is later), the principal and all accrued but unpaid interest and any other amounts due under the note are convertible into shares of the Company’s common stock. The conversion price is at a 35% discount to the average of the five lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior to the date Auctus delivers its notice of conversion. Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares management had recorded the associated embedded derivative as a discount.

The note was due on July 22, 2013 and accrued interest at the rate of 8% per annum. The note was subject to a prepayment penalty of $24,054 which is the sum of the principal and accrued but unpaid interest. On April 19, 2013, the Company prepaid the sum of $76,804 to the holder of this $52,750 convertible note payable. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $51,915.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

(7) On August 6, 2012, the Company entered into a securities purchase agreement with Asher Enterprises Inc. (“Asher”) pursuant to which Asher purchased from the Company an 8% convertible note in the principal amount of $63,000 (the “Note”). The Company received net proceeds of $60,000 from the sale of the Note (and $3,000 was used to pay the legal fees).

Because the conversion price was variable and represents a 42% discount to the average of the five lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior to the date Asher delivers its notice of conversion the Company bifurcated the embedded feature and recorded a derivative liability.

The note was due on May 8, 2013 and accrued interest at the rate of 8% per annum. The note was subject to a prepayment penalty of $27,321 which is the sum of the principal and accrued but unpaid interest. On February 1, 2013, the Company prepaid the debt at a penalty and relieved the derivative for $90,561. The extinguishment of this debt resulted in a gain of $51,255.

(8) On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable. In September 2012 the Company prepaid $30,000 of the principal and by mutual consent the holder of the note and the Company agreed to reduce the monthly interest expense to 1% from 2%, in cash, or common stock of the Company at $0.25 per share, at the option of the lender effective July 2012. The maturity date of this note was also extended two months until January 7, 2014. There is no required principal payment on the note until maturity. The note can be extended by mutual consent of the lender and the Company. Our Contract Packager also co-signed this note. In addition, on December 18, 2012, by mutual consent with the Company the lender agreed to reduce the royalty payment to 1.8% on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly commencing December 31, 2012, and as of December 31, 2012, the Company had accrued $42,000 in royalties. In first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and the Company recorded an expense of $70,000 in the quarter and in the second quarter 2013 the Company issued another 125,628 shares of its common stock as payment for the royalty expense, for the six months ended June 30 2013 the company has recorded royalty expense of $132,730. Collateral for this loan also includes 1,400,000 shares of the Company’s common stock. Interest expense for the three months and six months ended June 30, 2013 and 2012, $8,587 and$19,200 and $17,162 and $38,400. The balance of this 1% note at June 30, 2013 is $290,000.

(9) On March 12, 2012 the Company prepaid the sum of $85,300 to the holder of a $100,000 convertible note payable, leaving a balance of $14,700. By mutual consent the maturity date was extended from November 23, 2012 to January, 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender. On April 8 2013 the creditor sold the remaining balance to another creditor for $14,700 This note was converted into stock during the three month period ended June 30, 2013, see convertible note 5.

(10) On March 12, 2012 the Company prepaid the sum of $85,300 to the holder of a $200,000 convertible note payable, leaving a balance of $114,700. By mutual consent the maturity date was extend from November 23, 2012 to January 30, 2014 and the interest rate was decreased from 2% per month to 1% per month. The principal portion of this convertible note was convertible into common stock at any time at the rate of $.25 per share at the option of the lender. On April 8, 2013, the original creditor sold the balance of this note to another creditor and the Company converted the balance of this $114,700 12% convertible note payable to a 8% convertible note payable with a principal amount of $114,700. The accrued interest and principal are due on the maturity date of April 15, 2014. The conversion price is equal to 60% of the average of the lowest trading price of the Company’s common stock of trading during the 10 trading day period prior to the date of the notice of conversion.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares which we have deemed to be an instrument which requires us to value an embedded derivative. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $114,700 and the Company expensed the difference of $40,224 to interest expense.

During the three month period ended June 30, 2013 the creditor converted $97,200 of the note’s principal note into 909,856 shares of the Company’s common stock and on June 4, 2013 the company paid the creditor $22,030 to extinguish the remaining balance. The extinguishment of debt resulted in a gain on extinguishment of $17,478.

(11) On March 12, 2012 the holder of two other convertible notes, totaling $300,000, agreed to extend the maturity dates of these notes to January 30, 2014 and agreed to reduce the interest rate from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender. On March 20, 2013 the Company converted $40,000 of a $100,000 1% per month convertible note into a new $40,000 6% annual convertible note with a variable conversion rate see (6) above for details. On April 8 2013 the Company converted $60,000 of a $260,000 1% per month convertible note into a new $60,000 (part of a $131,700 note) 10% annual convertible note with a variable conversion rate see (5) above for details. Also on April 18, 2013 $85,300 of the remaining $200,000 1% per monthly convertible note with a fixed conversion rate was converted into a new $85,300 with a variable conversion rate see note (11-1) below. The balance of this 1% fixed rate note at June 30, 2013 is $114,700.

(11-1) On April 18, 2013, the Company converted $85,300 balance of a 12% convertible note payable to a 12% convertible note payable with a principal amount of $114,700. The note did not include a discount and the accrued interest and principal are due on the maturity date of January 30, 2014. There is a no prepayment charge. The conversion price is equal to 60% of the of the lowest closing trading price of the Company’s common stock of trading during the 10 trading day period prior to the date of the notice of conversion.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares which we have deemed to be an instrument which requires us to value an embedded derivative. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was recorded at $85,300 and the Company expensed the difference of $14,753 to interest expense.

During the three month period end June 30, 2013 the creditor converted note’s entire principal and interest for 1,114,419 shares of the Company’s common stock valued at $185,001. The Company extinguished the debt and the embedded derivative resulting in a gain on extinguishment of $34,087.

(12) On April 8, 2013 the Company entered into a securities purchase agreement in which the Company received $103,200 in cash for a 12% convertible note payable with a principal balance of $115,000. The note did not include a discount but we did pay a $11,800 fee for services. The interest shall be paid monthly in the amount of $1,115. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.18 per share at the option of the lender. The Company incurred interest expense in 2013 in the amount of $3,138.

(13) On April 8, 2013 the Company entered into a securities purchase agreement in which the Company received $114,700 in cash for a 12% convertible note payable with a principal balance of $115,000. The note did not include a discount and the interest shall be paid monthly in the amount of $1,115. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.18 per share at the option of the lender. The Company incurred interest expense in 2013 in the amount of $3,138.

(14) On April 29, 2013 the Company entered into a securities purchase agreement in which the Company received $85,300 in cash for a 12% convertible note payable with a principal balance of $85,300. The note did not include a discount and the interest shall be paid monthly in the amount of $850. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.18 per share at the option of the lender. The Company incurred interest expense in 2013 in the amount of $1,739.

(15) On April 8, 2013, the Company entered into a securities purchase agreement with Continental Equities, LLC (“Continental”) pursuant to which Continental purchased from the Company a 12% convertible note. The Company received $28,200 in cash for a 12% convertible note payable with a principal amount of $33,000. The note did not include a discount, but we did pay a $4,800 finder’s fee. The accrued interest and principal are due on the maturity date of April 15, 2014. The conversion price is equal to a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 140% of the principal amount at any time 90 days of the effective date and 150% of the principal amount outstanding and interest due at any time 91 days until 179 days and no rights to prepayment after 180 days. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 161.4% to 166.5%, risk-free interest rate of .12% and expected life of 12 and 10 months. The fair value of the derivative at the date issued amounted to $44,549 and was revalued at June 30, 2013 to be $73,617. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $33,000 and the Company expensed the difference of $11,549 to interest expense. The Company would have been required to issue 220,000 shares of common stock if Continental converted on June 30, 2013.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 22% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

(16) On April 29, 2013, the Company entered into a securities purchase agreement with IBC Funds, LLC (“IBC”) pursuant to which IBC purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 12% convertible note payable with a principal amount of $45,000. The accrued interest and principal are due on the maturity date of April 29, 2014. The conversion price is equal to the lesser of $0.25 or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 25% of the principal amount at any time 30 days of the effective date and 150% of the principal amount outstanding and interest due at any time 31 days until 179 days and 200% any time 180 days after the effective date. Collateral for this loan also includes 2,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 157.2% to 165.1%, risk-free interest rate of .12% and expected life of 12 and 10 months. The fair value of the derivative at the date issued amounted to $50,505 and was revalued at June 30, 2013 to be $111,512. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $45,000 and the Company expensed the difference of $5,505 to interest expense.

The Company would have been required to issue 326,087 shares of common stock if IBC converted on June 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. The default payment shall be 125% of the outstanding principal, plus accrued but unpaid interest.but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

(17) On April 24, 2013, the Company entered into a securities purchase agreement with JMJ Financial (“JMJ”) pursuant to which JMJ purchased a 12% convertible note. The Company received $22,500 in cash for a 12% convertible note payable with a principal amount of $25,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of April 24, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 158.2% to 166.5%, risk-free interest rate of .12% and expected life of 12 and 10 months. The fair value of the derivative at the date issued amounted to $41,093 and was revalued at June 30, 2013 to be $110,879. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $25,000 and the Company expensed the difference of $16,093 to interest expense.

The Company would have been required to issue 297,619 shares of common stock if JMJ converted on June 30, 2013.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

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

(18) On June 4, 2013, the Company entered into a securities purchase agreement with JMJ Financial (“JMJ”) pursuant to which JMJ purchased a 12% convertible note. The Company received $25,000 in cash for a 12% convertible note payable with a principal amount of $27,500, which note included a 10% discount. The accrued interest and principal are due on the maturity date of June 4, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 161.9% to 163.5%, risk-free interest rate of .12% and expected life of 12 and 11 months. The fair value of the derivative at the date issued amounted to $61,464 and was revalued at June 30, 2013 to be $122,718. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $27,500 and the Company expensed the difference of $33,964 to interest expense. The Company would have been required to issue 327,381 shares of common stock if JMJ converted on June 30, 2013.

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

(19) On June 27, 2013, the Company entered into a securities purchase agreement with JMJ Financial (“JMJ”) pursuant to which JMJ purchased a 12% convertible note. The Company received $22,500 in cash for a 12% convertible note payable with a principal amount of $25,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of June 27, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 163.8% to 163.5%, risk-free interest rate of .12% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $143,473 and was revalued at June 30, 2013 to be $112,073. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $25,000 and the Company expensed the difference of $118,473 to interest expense. The Company would have been required to issue 297,619 shares of common stock if JMJ converted on June 30, 2013.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

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

(20) On May 29, 2013, the Company entered into a securities purchase agreement with Vista Capital Investments LLC (“Vista”) pursuant to which Vista purchased from the Company a 10% convertible note. The Company received $25,000 in cash for a 10% convertible note payable with a principal amount of $27,500, which note included a 10% discount. The accrued interest and principal are due on the maturity date of May 29, 2014. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 162.3% to 163.6%, risk-free interest rate of .12% and expected life of 12 and 11 months. The fair value of the derivative at the date issued amounted to $49,987 and was revalued at June 30, 2013 to be $122,570. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $27,500 and the Company expensed the difference of $22,487 to interest expense.

The Company would have been required to issue 327,381 shares of common stock if Vista converted on June 30, 2013.

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

(21) On May 31, 2013, the Company entered into a securities purchase agreement with GEL, Properties, LLC (“GEL”) pursuant to which GEL purchased from the Company a 6% convertible note. The Company received $42,500 in cash for a 6% convertible note payable with a principal amount of $50,000. We did pay a $7,500 professional fees. The accrued interest and principal are due on the maturity date of May 14, 2014. The conversion price is equal to a 30% discount to the lowest closing trading prices of the Company’s common stock at the close of trading during the 5 trading day period prior the date of the notice of conversion. The conversion price may be adjusted downward if, within 3 business days of the transmittal of the notice, the Company’s common stock has a closing bid which is 5% or lower than that set forth in the notice of conversion. There is a prepayment charge of 150% of the principal amount and accrued interest with a 5 day written notification. Collateral for this loan also includes 2,060,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 161.6% to 163.5%, risk-free interest rate of .12% and expected life of 12 to 11 months. The fair value of the derivative at the date issued amounted to $46,683 and was revalued at June 30, 2013 to be $50,283. The debt discount associated with this derivative is being amortized over the life of the note.

The Company would have been required to issue 174,216 shares of common stock if GEL converted on June 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. . This note shall thereafter accrue interest at the rate of 24% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

(22) On June 13, 2013, the Company entered into a securities purchase agreement with Group 10 Holdings, LLC (“Holdings”) pursuant to which Holdings purchased from the Company a 12% convertible note. The Company received $30,000 in cash for a 12% convertible note payable with a principal amount of $30,000. The accrued interest and principal are due on the maturity date of June 14, 2014. The conversion price is equal to a 45% discount to the lowest closing trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior the date of the notice of conversion. There is a prepayment charge of 125% of the principal amount at any time 30 days of the effective date and 150% of the principal amount outstanding and interest due at any time 31 days until 179 days and 200% any time after 180 days. Collateral for this loan also includes 1,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 163.6% to 163.8%, risk-free interest rate of .12% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $62,928 and was revalued at June 30, 2013 to be $118,719. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $30,000 and the Company expensed the difference of $32,928 to interest expense.

The Company would have been required to issue 320,856 shares of common stock if Holdings converted on June 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 125% of the outstanding principal and accrued interest, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

(23) On June 13, 2013, the Company entered into a securities purchase agreement with Redwood Management, LLC (“Redwood”) pursuant to which Redwood purchased from the Company a 10% convertible note. The Company received $23,750 in cash for a 10% convertible note payable with a principal amount of $25,000. The note included a 5% discount of $1,250. The accrued interest and principal are due on the maturity date of December 10, 2013. The conversion price is equal to a 45% discount to the lowest trading prices of the Company’s common stock of trading market during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 130% of the principal amount, along with accrued interest at any time upon seven days written notice to the holder. Collateral for this loan also includes 1,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 160.9% to 154.9%, risk-free interest rate of .12% and expected life of 6 and 5 months. The fair value of the derivative at the date issued amounted to $47,539 and was revalued at June 30, 2013 to be $82,323. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $25,000 and the Company expensed the difference of $22,539 to interest expense. The Company would have been required to issue 239,234 shares of common stock if Redwood converted on June 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 120% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

(24) On June 17, 2013, the Company entered into a securities purchase agreement with Caesar Capital Group, LLC (“Caesar”) pursuant to which Caesar purchased from the Company a 8% convertible note. The Company received $50,000 in cash for a 8% convertible note payable with a principal amount of $52,500. We did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of December 17, 2013. The conversion price is equal to the lesser of $.18 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time 90 days of the effective date and 130% of the principal amount outstanding and interest due at any time 91 days until 179 days and no rights to prepayment after 180 days. Collateral for this loan also includes 2,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 159.3% risk-free interest rate of .12% and expected life of 6 months. The fair value of the derivative at the date issued amounted to $77,406 and was revalued at June 30, 2013 to be $109,089. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $50,000 and the Company expensed the difference of $24,906 to interest expense. The Company would have been required to issue 350,000 shares of common stock if Caesar converted on June 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 28% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

(25) In March 2012, the Company and lender, a company owned by the Company’s president and CEO, mutually agreed to extend the maturity date of $80,000 of notes to January 30, 2014 and decrease the interest rate from 2% per month to 1% per month effective October 1, 2012. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.25 per share at the option of the lender. Interest expense for the three months and six months period ended June 30, 2013 and 2012, $800,and $1,600 and $1,600 $3,200, respectively.

(26) On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is January 30, 2014. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Our Contact Packageralso co-signed this note. Additionally, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly beginning December 31, 2012. As of December 31, 2012, the Company has accrued $10,500 in royalties. In first quarter 2013 the Company issued 130,555 shares of its common stock for payment of royalty expense and recorded a royalty expense of $17,500 for the first quarter 2013. In the second quarter of 2013 the Company issued 29,139 shares of its common stock for payment of royalty expense and recorded a royalty expense of $21,535. Interest recorded in the three months and six months period ending as of June 30, 2013 was $1,500 and $3,000, respectively. Collateral for this loan also includes 200,000 shares of the Company’s common stock.

(27) On August 15, 2012, the Company entered into a four year term loan agreement in the amount of $500,001 with Development 72, LLC (a related party) for the purpose of funding the inventory purchases of RapiMed rapidly dissolving formulation products. This loan bears interest at the rate of 9% per annum, with 48 equal monthly installments of interest and principal payments of $12,443 and matures on August 15, 2016. The Company may prepay the loan, in full or in part, subject to a prepayment penalty equal to 5% of the amount of principal being prepaid. The loan is secured by the assets of the Company.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

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

Interest expense associated with this note for the three months and six months period ending June 30, 2013, was approximately $9,436 and $19,900. The outstanding balance at June 30, 2013 and December 31, 2012, was $410,082 and $464,837, respectively with the current liability balance of $117,158 and $112,021, respectively.

(28) On October 19, 2011, the Company was approved for a line of credit from Wells Fargo Bank. This line of credit will allow the Company to borrow up to a maximum of $85,000, at an interest rate of prime plus 1% through June 30, 2012, and prime plus 6.25% annually after June 30, 2012. The line is secured by a personal guarantee by the Company’s CEO. During the year ended December 31, 2012, the Company borrowed funds under this line of credit ranging from $10,000 to $65,000. The outstanding borrowings under this line of credit at June 30, 2013 and December 31, 2012 are $52,650 and $40,059, respectively. The Company incurred interest expense under this line of credit of approximately $937 and $2,406 and $373 and $953for the three months and six months period ended June 30, 2013 and 2012, respectively.

On March 20, 2013, the Company received $35,200 in cash for a 12% annual interest convertible note payable with a principal amount of $40,000. The Company paid $2,000 to cover the investor’s legal fees and $2,800 was paid directly to a third party on the Company’s behalf. Interest was payable monthly in the amount of $400. The unpaid interest and principal was due on the maturity date of March 20, 2014. During April 2013 the creditor converted this $40,000 note into 257,942 shares of the Company’s common stock valued at $82,224.

8 -       Derivative Financial Instruments

Derivative liabilities consist of warrants and convertible notes with features that could result in the note principal being converted to a variable number of the Company’s common shares. The fair value of the embedded derivative associated with these notes was determined by using the Black-Scholes pricing model with the following assumptions:

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

As of :	December 31, 2012	March 31, 2013	June 30, 2013
Volatility	61.7% – 63.7%	38.9% – 169.4%	38.9% – 179.4%
Expected life (in years)	.5 – 2.5	.27 – 1	.19 – 1
Risk-free interest rate	.12% – .35%	.12% – .17%	.12% – .14%
Dividend yield	0.00%	0.00%	0.00%

These derivative financial instruments are indexed to an aggregate of 5,441,942 and 702,852, respectively, shares of the Company’s common stock as of June 30, 2013 and December 31, 2012 and are carried at fair value using level 2 inputs. The balance at June 30, 2013 and December 31, 2012 was $1,907,047 and $94,477, respectively.

Activity during the current period is as follows:

Derivative liabilities at December 31, 2012	$94,477

New derivative liabilities issued in first quarter 2013	205,384
Extinguishment (note 7)	(98,321)
Revalue at reporting period	6,864

Derivative liabilities at March 31, 2013	$208,404

New derivative liabilities issued in second quarter 2013	1,004,732
Extinguishments (note 7)	(781,411)
Revalue at reporting period	1,475,322

Derivative liabilities at June 30, 2013	$1,907,047

The increase in the revaluation of derivative liabilities at June 30, 2013 relates partially to the Company having sufficient trading activity to utilize the actual SCRC volatility as an assumption when computing the fair value of derivative liabilities. The Company had previously estimated the volatility assumption by averaging the volatility of three similar entities which resulted in a lower volatility. The increase in value of the volatility assumption has led to a higher valuation of derivative liabilities associated with the convertible notes payable, disclosed in Note 7.

9 -       Convertible Preferred Stock

Convertible Preferred Stock

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to a related party. The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and are payable quarterly in cash whenever the Company has positive shareholders’ equity or earnings per Delaware General Corporation Law. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744). (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issues non-exempted common shares at a price below $.1744. At June 30, 2013 and December 31, 2012 these convertible preferred stock shares can be converted into 5,980,504 shares of the Company’s common stock. (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing. (f) Exempted securities – no anti-dilution protection for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

The Company has reviewed the rights and privileges of the convertible preferred stock and determined the holders have a liquidation preference which requires the Company to redeem the preferred shares at the original issuance price as a result of either a voluntary or involuntary liquidation event, as defined.  The Company has determined this preference meets the requirement that the potential redemption is outside of the control of the Company.  As a result, the convertible preferred stock has to be recorded outside of permanent equity.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

Since this Series A Preferred Stock has liquidation preference which is outside the control of the Company it was not recorded in the stockholders' deficit section but rather as mezzanine equity in the condensed balance sheets. Because we also had losses for 2012 and 2011 and an accumulated deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability. However, in accordance with privileges of the Series A Preferred stock, as noted above, the Company shall continue to accrue dividends regardless of declaration by the Board of Directors. We had a stockholders’ deficit of $4,513,040 at June 30, 2013. Since we did not generate net income in the first quarter 2013 and fiscal year 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder, and as such, dividends will be accrued. As of June 30, 2013 we have accrued $146,020 and is classified as a long-term liability in the condensed balance sheet. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid.

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

The Company issued 2,186,012 restricted shares of common stock for cash proceeds of $211,197 during the six month period ended June 30, 2013.

The Company issued 4,215,210 restricted shares of its common stock to non-employees for services rendered or to be rendered during the six month period ended June 30, 2013. These services were valued at $1,140,105 and the Company charged its operations $125,175 in first quarter and $1,000,680 in second quarter 2013. The Company had $14,250 of unamortized amount of prepaid services at June 30, 2013.

The Company issued 673,528 restricted shares of its common stock to non-employees for payment of royalties due during the six month period ended June 30, 2013. The payment of royalties were valued at $235,845 and the Company charged its operations $87,500 in first quarter and $95,845 in second quarter 2013.

Warrants

No warrants were issued during the three and six month period ended June 30, 2013.

11 -     Commitments and Contingencies

In May 2013, the Company signed a “Development, Manufacturing and Supply Agreement” with a pharmaceutical manufacturer to develop and manufacture our 80mg and 160mg Acetaminophen Rapid melt tablets. The initial term of the agreement is two years with an option to a one five year contract extension. In addition to development and scale up costs, the Company will pay up to $150,000 to license the technology during the first two years. In order to maintain exclusivity rights for the technology the Company must purchase a minimum of 10,000,000 tablets each of the 80mg and 160mg tablets in the first year and 16,500,000 tablets for both 80mg 160mg in the second year. After the second year annual volume requirements need to be achieved for the Company to maintain exclusivity of the license. Upon approval of sample batches and stability testing the Company anticipates launching this orally disintegrating tablet in the fourth quarter of 2013, but the timing will be dependent on funding and getting production of product approved.

The Company entered into a two (2) year distribution agreement in which all Rapid Melt sales are subject to a 10% commission. The marketing and distribution rights are exclusive as long as sales quotas are achieved.

Previously, the Company had entered into a Product Development, Manufacturing and Supply Agreement with Marlex Pharmaceuticals, Inc (the “Contract Manufacturer” or “Marlex”) in March 2010. The Contract Manufacturer was to develop rapid melt tablets in accordance with the specifications of the agreement with the Company responsible for all associated costs with the proprietary rights owned by the Company. The Company and the Contract Manufacturer agreed upon a projected product cost to be paid to the Contract Manufacturer as well as 7% of gross profits for the term of the agreement. The Company can terminate the agreement immediately for cause which is subject to a 90 day cure period as well as terminate the agreement without cause during development of the covered products, for any reason, upon one month's written notice to Marlex. All development costs through the date of notice have previously been expensed and paid. Any disputes are subject to mediation and if agreement cannot be reached within 90 days, the disputes are subject to binding arbitration. See Notes 6 and 14.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see Note 7 above for details) are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. Shipments for this product are expected to occur in fourth quarter 2013.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

The holder of a $320,000 note payable (see note 7i) are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly commencing December 31, 2012, and as of December 31, 2012, the Company had accrued $42,000 in royalties. In first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and in the second quarter of 2013, the Company issued 58,278 shares of its common stock as payment for the royalty expense. The Company recorded an expense of $62,730 and $132,730for the three and six months period end June 30, 2013, respectively, royalty expense. Additional a holder of a $50,000 note payable (see note 7n), a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. The Company had accrued $10,500 in royalties as of December 31, 2012, and in first quarter 2013 the Company issued 130,555 shares of its common stock for payment of royalty expense. In the second quarter the Company issued 29,139 shares of its common stock for payment of royalty expense and the Company has recorded a royalty expense of $33,115 and $50,615 for the three months and six months period ended June 30, 2013, respectively.

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

12 -     Purchase Order Financing with related party

In June 2012, the Company entered into a purchase order finance agreement with Development 72, a major stockholder of the Company which is controlled by a member of the Board of Directors. The agreement will allow the Company to borrow up to a maximum range of $500,000 to $600,000 on a case by case basis, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the six months ended June 30, 2013, the Company financed $2,311,680 of its purchase orders and incurred an interest expense of $59,767. As of June 30, 2013 and December 31, 2012, the unpaid purchase order finance balance was $0 and $570,000, respectively, and accrued fees and interest was $0 and $8,280, respectively.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

13 -     Concentrations

During the three and six months ended June 30, 2013 and 2012, the Company purchased approximately 100% of its product packaging from our Contract Packager. A disruption in the availability of product packaging from this supplier could cause a possible loss of sales, which could adversely affect our operating results.

The Company derived $379,001 or 100% of its revenue from two customers during the three and six months ended June 30, 2013 and 2012. One customer accounted for 60% and the other accounted for 40% during the six month period ended June 30, 2013. During the three month period ended June 30, 2012, one customer accounted for 87% of the $1,510,952 in sales revenue. For the six months period ended June 30, 2012 one customer accounted for approximately $1,913,000 or 76% of the total revenue.

As of June 30, 2013, one customer represented 100% of our accounts receivable. As of December 31, 2012, two customers represented 100% of accounts receivable – trade, of which one customer accounted for $175,054, or 60% of the Company’s accounts receivable balance of $290,531.

14 -     Material Definitive Agreement – Acquisition of Contract Packager

On September 11, 2012, the Company entered into a Letter of Intent with the principals of its Contract Packager to acquire all of the outstanding shares of the Contract Packager. The Closing of the acquisition was subject to certain conditions, including (i) the parties entering into a definitive agreement and (ii) delivery by the Contract Packager of audited financial statements. The Closing was to have occurred on or before February 28, 2013, subject to extension in order for the Contract Packager to present the audited financial statements. No definitive agreement had been entered into as of February 28, 2013 and the Contract Packager had not delivered the required audited financial statements. The Closing was accordingly deemed extended on a day to day basis. However, based on current negotiations, the Company is treating the acquisition as having been abandoned. Further, the revenue generated from the Contract Packager Service Agreement has declined significantly. To protect its position with respect to the Rapi-Med product and to avoid reliance upon this Contract Packager, the Company has entered into a manufacturing and supply contract directly with the manufacturer of this technology (see Note 11).

The Company can terminate the agreement immediately for cause as well as terminate the Rapid Melt tablet agreement with the Contract Packager without cause during development of the covered products, for any reason. All development costs through the date of notice have previously been expensed and paid. No claims have been filed and any disputes are subject to mediation and if agreement cannot be reached within 90 days, the disputes are subject to binding arbitration.

15 -     Subsequent Events

From July 1, 2013 to August 14, 2013, the Company issued 3,940,699 shares of common stock for the following transactions: a) 235,048 shares were issued for a cashless exercise of a warrant , b) 3,018,373 shares were issued for services performed and to be performed, valued at $1,951,390 and c) 687,278 shares were issued for conversion of a $83,901 convertible note payable.

On July 1, 2013, the Company received $25,000 in cash for a 10% annual interest convertible note payable with a principal amount of $25,000. The unpaid interest and principal are due on the maturity date of January 1, 2014. The conversion price is equal to 60% of the average of the three lowest trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 125% of the principal amount.

On July 1, 2013, the Company entered into a securities purchase agreement with Vista Capital Investments LLC (“Vista”) pursuant to which Vista purchased from the Company a 10% convertible note. The Company received $25,000 in cash for a 10% convertible note payable with a principal amount of $27,500, which note included a 10% discount. The accrued interest and principal are due on the maturity date of July 1, 2014. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

On July 10, 2013, the Company entered into a securities purchase agreement with a company pursuant to which the company purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $50,000. The note did not include a discount, but we paid $5,000 for professional fees. The accrued interest and principal are due on the maturity date of January 10, 2014. The conversion price is equal to 60% of the lowest market prices on trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount. Collateral for this loan also includes 600,000 shares of the Company’s common stock.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the six months ended June 30, 2013

On July 15, 2013, the Company entered into a securities purchase agreement with a company pursuant to which the company purchased from the Company a 10% convertible note. The Company received $22,500 in cash for a 10% convertible note payable with a principal amount of $26,250. We paid $3,750 for professional fees. The accrued interest and principal are due on the maturity date of July 14, 2014. The conversion price is equal to 60% of the average of the three lowest trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 20% of the principal amount and interest at any time before 90 days from issuance, a 25% premium of the principal amount outstanding and interest due at any time 91 days until 150 days of the effective date and 30% of the principal amount outstanding and interest due at any time 151 days until 180 days and after 180 this note may not be prepaid without prior consent of the holder. Collateral for this loan also includes 250,000 shares of the Company’s common stock.

On July 29, 2013, the Company entered into a securities purchase agreement with Caesar Capital Group, LLC (“Caesar”) pursuant to which Caesar purchased from the Company a 8% convertible note. The Company received $60,000 in cash for a 8% convertible note payable with a principal amount of $62,500. we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of July 29, 2014. The conversion price is equal to the lesser of $.18 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time 90 days of the effective date and 130% of the principal amount outstanding and interest due at any time 91 days until 179 days and no rights to prepayment after 180 days. Collateral for this loan also includes 1,562,000 shares of the Company’s common stock.

On July 29, 2013, the Company entered into a securities purchase agreement with ARRG CORP. (“ARRG”) pursuant to which ARRG purchased from the Company an 8% convertible note. The Company received $60,000 in cash for an 8% convertible note payable with a principal amount of $62,500. The note did not include a discount, but we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of July 29, 2014. The conversion price is equal to the lesser of $.264 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time within 330 days of the effective date, there is no rights to prepayment after 331 days. Collateral for this loan also includes 1,562,000 shares of the Company’s common stock.

On August 9, 2013, the Company entered into a securities purchase agreement with Iconic Holdings, LLC (“Iconic”) pursuant to which Iconic purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $51,250. We paid $6,250 for professional fees. The accrued interest and principal are due on the maturity date of August 8, 2014. The conversion price is equal to 60% of the average of the three lowest market trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 20% of the principal amount and interest at any time before 90 days from issuance, a 30% premium of the principal amount outstanding and interest due at any time 91 days until 150 days of the effective date and 40% of the principal amount outstanding and interest due at any time 151 days until 180 days and after 180 this note may not be prepaid without prior consent of the holder. Collateral for this loan also includes 750,000 shares of the Company’s common stock.

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

Overview

ScripsAmerica, Inc. (www.ScripsAmerica.com) is a provider of efficient pharmaceutical supply chain management servicesranging from strategic sourcing to delivering niche generic pharmaceuticals to market. The Company is a Delaware corporation that was formed in May 2008. Currently, ScripsAmerica’s primary focus is on the development, branding and distribution of rapidly dissolving drug formulations for Over the Counter (OTC) drugs, vitamins and supplements. Specifically, we have developed a branded OTC product called “RapiMed” (www.rapimeds.com), which is a children’s pain reliever and fever reducer currently set for launch in retail outlets across North America/the country in the fourth quarter of 2013.

Evolving Business Model

Since our inception, ScripsAmerica’s business model has evolved significantly. Initially, the company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through the pharmaceutical distributors in North America. End users include retail, hospitals, long-term care facilities and government and home care agencies. The majority of our revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other clients.

However, because we had no exclusive contract with McKesson to utilize our services and the margins began to shrink, we have moved away from providing these pharmaceutical distribution services as our main source of income and are now primarily focused on generating revenue through our RapiMed and other Quickmelt technology products and our independent pharmacy distribution model.

In May 2013, the Company signed a “Development, Manufacturing and Supply Agreement” with a pharmaceutical manufacturer to develop and manufacture our 80mg and 160mg Acetaminophen Rapid melt tablets. The initial term of the agreement is two years with an option to a one five year contract extension. In addition to development and scale up costs, the Company will pay up to $150,000 to license the technology during the first two years. In order to maintain exclusivity rights for the technology the Company must purchase a minimum of 10,000,000 tablets each of the 80mg and 160mg tablets in the first year and 16,500,000 tablets for both 80mg 160mg in the second year. After the second year annual volume requirements need to be achieved for the Company to maintain the exclusivity t the license. Upon approval of sample batches and stability testing the Company anticipates launching this orally disintegrating tablet in the fourth quarter of 2013, but the timing will be dependent on funding and getting production of product approved.

On September 11, 2012, the Company entered into a Letter of Intent with the principals of its Contract Packager to acquire all of the outstanding shares of the Contract Packager. The Closing of the acquisition was subject to certain conditions, including (i) the parties entering into a definitive agreement and (ii) delivery by the Contract Packager of audited financial statements. The Closing was to have occurred on or before February 28, 2013, subject to extension in order for the Contract Packager to present the audited financial statements. No definitive agreement had been entered into as of February 28, 2013 and the Contract Packager had not delivered the required audited financial statements. The Closing was accordingly deemed extended on a day to day basis. However, based on current negotiations, the Company is treating the acquisition as having been abandoned. Further, the revenue generated from the Contract Packager Service Agreement has declined significantly. To protect its position with respect to the Rapi-Med product and to avoid reliance upon this Contract Packager, the Company has entered into a manufacturing and supply contract directly with the manufacturer of this technology (see Note 11).

The Company can terminate the agreement immediately for cause as well as terminate the Rapid Melt tablet agreement with the Contract Packager without cause during development of the covered products, for any reason. All development costs through the date of notice have previously been expensed and paid. No claims have been filed and any disputes are subject to mediation and if agreement cannot be reached within 90 days, the disputes are subject to binding arbitration.

RapiMed Children’s Pain Reliever and Fever Reducer

ScripsAmerica plans to roll out our new RapiMed product in time for the coming cold and flu season. Our target market for RapiMed is 2-11 year olds and we anticipate great success because our of our its NEW oral delivery technology (ODT) that is more effective than existing products due to its ability to melt faster, taste better and provide more accurate dosing.

Unlike other products available, ScripsAmerica’s is much smaller and dissolves in the child’s mouth in 25 seconds, therefore entering their system faster. RapiMed contains Acetaminophen (main ingredient in Tylenol), however the bitter taste of this active ingredient is masked by a patented technology. The cherry and wild grape flavors that our product will come in are most appealing to children. Additionally, RapiMed’s dosage is controlled, not like the syringe based competing products and we offer the 80 mg for 2-6 year olds, and 160 mg for the 6-11 year olds.

RapiMed’s packaging is convenient, portable, child resistant and easy to use as well as eye-catching. The product will be labeled in both English and Spanish to serve the expanding Hispanic markets in America. The contents are aspirin free, ibuprofen free, sugar free and gluten free as well. Since the numerous Tylenol recalls in the recent past, there is a clear need for a better controlled, more efficient product to fill the void. We believe our RapiMed is that product.

ScripsAmerica presented RapiMed to retail buyers in February of 2013 at the ECRM Cough and Cold show in Florida and we received very positive feedback. We’ve engaged DPG to roll out the product to retailers ationwide. Depending on the retailer, the product will be promoted through in-store temporary price reductions, coupons, store circulars, buy-two-and save packs, as a clip-strip program, radio and print advertising.

Independent Pharmacy Distribution

In addition to its RapiMed and other Quickmelt products, we are also implementing our plan to generate significant revenue by entering the Independent Pharmacy distribution market.

This market will allow us to provide a much-needed solution to a problem experienced by small retail chains and individual pharmacies which is their inability to fill prescriptions for their clients when the Rx calls for controlled substances. The reason for this problem is that in order to secure these controlled substances the manufacturers of these products impose minimum order quantities that are far beyond the need of smaller operations.

ScripsAmerica has recently partnered with a group that represents over 700 such independent operations. We will order the goods from the manufacturers and have them shipped to our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The goods will be shipped to the pharmacies in the bottles as received by the manufacturer so that this will become a “pick-n-pack” operation. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues.

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

Revenue is recognized when product is shipped from a contract packager to our customers’ warehouses and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

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

Results of Operations

Results for the three month period ended June 30, 2013.

	Three month period ended June 30,				( ) = unfavorable change
	2013		2012		$ Change
Product sales - net	$92,000	100%	$1,511,000	100%	$(1,419,000)
Cost of Goods Sold	96,000	104%	1,213,000	80%	(1,117,000)
Gross Margin	(4,000)	-4%	298,000	20%	(302,000)
Operating Costs and Expenses:
General and Administrative	686,000	746%	101,000	7%	(585,000)
Stock issued for payment of services in SGA	944,000	1026%	98,000	6%	(846,000)
Reserve receivable contract packager	1,211,000	1316%	–	–%	(1,211,000)
Research and Development	–	–%	16,000	1%	16,000
Total Operating expenses	2,841,000	3088%	215,000	14%	(2,626,000)
Total other expenses	(2,055,000)	-2234%	(42,000)	-3%	(2,013,000)
Income (Loss) before taxes	(4,900,000)	-5517%	41,000	-3%	(4,941,000)
Tax Expense (Benefit)	–	–%	21,000	-1%	(21,000)
Net Income (Loss)	$(4,900,000)	-5326%	$20,000	-1%	$(4,920,000)

The majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the three month period ended June 30, 2013, the Company generated net product sales of approximately $92,000 as compared to net product sales of approximately $1,511,000 for 2012, a decrease of approximately $1,419,000, or 94%. The decline in sales versus the same three month period a year ago was mainly a result of reducing McKesson sales due to increase charge back costs and lost sales from two customers, Cutis Pahrmaceuticals and MedVet which we had significant sales a year ago. Sales from the DLA did not replace the lost sales volume partly because the sales are recorded net of costs. The Company sales in the three months ended June 30, 2013 would have been approximately a $1.3 million higher if the sales for DLA were recorded at gross and were not recognized on the net basis for sales associated with the DLA contract with our Contract Packager.

For the three month period ended June 30, 2013 we had no sales with McKesson (versus 87% of net product sales for the same period in 2012), Cutis Pharmaceuticals and MedVet accounted for another 13% of our net product sales in 2012.

Product Sales: The following table sets forth selected statement of operations data as a percentage of gross sales for the three months period ended June 30, 2013 and 2012.

Products sold	2013	% of total	2012	% of total
Prescription drug products	$–	%	$1,293,000	61%
Revenue, from contract packager	1,294,000	%	–	–
OTC & non prescription products	–	%	386,000	39%
Gross Sales	1,294,000	100%	1,679,000	100%
Discounts / charge backs	–		(168,000)	12%
Adjustment for contract packager sales	(1,202,000)	93%	–
Net Sales	$92,000		$1,511,000

Gross Margin: Gross margin for the three month period ended June 30, 2013 was approximately negative $4,000, which was -4% of our net sales. This was a decline of approximately $302,000 from the same period in 2012 and was mainly due to the sales decline of approximately $1.7 million due to the Company’s decision not to continue its relationship with McKesson. Sales for prescription drug products and OTC products decline a 100% from the prior year. The only sales we obtain was for sales on our DLA contract which has only a 7% margin Also impacting our gross margin percentage was the royalty expenses included in cost of goods in the amount of $95,800 which we did not incur in 2012.

Operating Expenses

Selling, General and Administrative. For the three months period ended June 30, 2013, selling, general and administrative expenses (“S,G&A”) increased approximately $1,432,000 to approximately $1,630,000 as compared to approximately $198,000 for same three month period in 2012. This large increase in S,G&A expenses for second quarter compared to prior year second quarter is mainly a result of non-cash transactions, due to shortage of cash we issued the Company’s common stock shares for services valued at approximately $944,000 and also amortized remaining balance for stock issued in the first quarter in the amount of approximately $89,000. We also incurred an expense of $1,211,000 for a reserve of our receivable with contract packager for possibility on non-collections as well as, incurring a non-cash expense for a write-off of an operation receivable in the amount of approximately $35,000 for the possibility of non-collection of accounts receivable. The Company’s S,G&A expenses increased in three areas: (1) we increased spending in the Company’s investor relation area (paid mainly through the issuance of stock), an increase of approximately $822,000 over same period a year ago. (2) Professional services and consulting fees also increased approximately $384,000 (also mainly paid via issuance of stock), a large portion of these expenses were a result of our increase borrowings relating to our convertible notes payable. (3) The Company incurred approximately $126,000 in costs relating to the marketing of Rapi-Med, this is a 371% increase over prior year. Basic S,G&A expense such as salaries, insurances and general operating expenses were flat compared to the same period a year ago.

Research and Development. The Company’s expenditures for research and development cost declined approximately $16,000, for the three month period ended June 30, 2013, compared to the same period in 2012. The decline in our research and development costs can mainly be attributed to the completion of our on-going research related to new product development during 2012.

Total Other Expenses. Other expenses for the three months period ended June 30, 2013 increased approximately $2.0 million to approximately $2,055,000 from approximately $42,000 in 2012. Other expenses consist of interest expense, amortization of debt discount, change in fair value of derivative liabilities and gain on extinguishment of debt. A significant portion, approximately $1.5 million, of the total increase is due to value change in our derivative liabilities from our convertible notes payable. The increase in the revaluation of derivative liabilities at June 30, 2013 relates partially to the Company having sufficient trading activity to utilize the actual SCRC volatility as an assumption when computing the fair value of derivative liabilities. The Company had previously estimated the volatility assumption by averaging the volatility of three similar entities which resulted in a lower volatility. The increase in value of the volatility assumption has led to a higher valuation of derivative liabilities associated with the convertible notes payable. Interest expense increased approximately $442,000, this interest expense consisted mainly of accrued expenses associated with our convertible notes payable, a significant portion, approximately $343,000, was for non cash interest expense associated with the value of our derivative liabilities being greater than the principal balance of the convertible notes, the difference is then expensed to interest expense. Interest expense associated with convertible notes payable for 2013 was approximately $69,000, which is an increase of approximately $60,000 over the same period in 2012. In our second quarter of 2013 we incurred approximately $173,000 for amortization of debt discount this is a 100% increase over the same three month period in 2012. Interest cost associated with our purchase order financing was approximately $20,000 for the three months ended June 30, 2013 and $0 for the same period in 2012. Interest cost associated with a term loan of $500,001 was approximately $10,000 for the second quarter of 2013 compared to $0 for the same period in 2012. The loss on derivative liability was approximately $1.6 million for the second quarter of 2013 compared to $0 for the same period in 2012. With an extinguishment of debt from paying off a convertible note early we incurred a gain of approximately $67,000.

Income taxes (benefit). Total income taxes expense for the three month period ended June 30, 2013 was none as compared to a tax benefit of approximately $21,000 for the same period in 2012. For the three months ended June 31, 2013 the Company incurred loss that are added to the current deferred tax benefit but since the likelihood of not being able to recover the deferred tax benefit an allowance of 100% of the tax benefit was applied for the first quarter 2013. In first quarter 2012 we recorded a tax benefit of approximately $21,000 and did not reserve an allowance for this deferred tax asset.

Net Loss Applicable to Common Shares. The Company recorded a net loss of approximately $4,900,000 for the three month period ended June 30, 2013, compared to a income of approximately $20,000 for the same period in 2012, an increase in our net loss of approximately $4,941,000 as compared to the same period in the prior year. This increase in net loss is mainly due to a significant reduction in our gross margin, as a result of a significant reductions in our sales of approximately $1,419,000 resulting in our the profit margin decline of approximately $302,000 in second quarter 2013 versus 2012. Also contributing to the loss was an increase in our S,G&A expense of approximately $1,432,000, as described above. We also incurred an expense of $1,211,000 for write-off of our receivable with contract packager for possibility on non-collections, The income tax benefit decreased approximately $21,000 for the second quarter of 2013 as compared to same period in 2012, which was mainly due to fully reserving the deferred tax in 2013. Other expense increased approximately $2,013,000 for the three months ended June 30, 2013 as compared to the same period of 2012 as described above. Research and development cost decline approximately $16,000 from the 2012 first quarter spending. The Company accrued a preferred stock dividend of $20,860 and $20,860 for the three month period ended June 30 2013 and 2012, respectively, resulting in a loss of income available to common shareholders of $4,921,176 and $500 for the three month period ended June 30, 2013 and 2012, respectively. Basic and diluted loss per common share were $0.08 and $0.00 for the three month period ended June 30, 2013, and 2012, respectively

Results for the six month period ended June 30, 2013.

	Six month period ended June 30,				( ) = unfavorable change
	2013		2012		$ Change
Product sales - net	$379,000	100%	$2,508,000	100%	$(2,129,000)
Cost of Goods Sold	394,000	104%	2,041,000	81%	(1,647,000)
Gross Margin	(15,000)	-4%	467,000	19%	(482,000)
Operating Costs and Expenses:
General and Administrative	1,112,000	293%	299,000	12%	(813,000)
Stock issued for payment of services in SGA	1,140,000	300%	98,000	4%	(1,042,000)
Reserve receivable contract packager	1,211,000	320%	–	–%	(1,211,000)
Research and Development	–	–%	26,000	1%	26,000
Total Operating expenses	3,470,000	920%	423,000	21%	(3,047,000)
Total other expenses	(2,134,000)	-563%	(133,000)	-5%	(2,001,000)
Loss before taxes	(5,620,000)	-1483%	(89,000)	-4%	(5,531,000)
Tax Expense (Benefit)	–	–%	(17,000)	-1%	17,000
Net Income (Loss)	$(5,620,000)	-1483%	$(72,000)	-3%	$(5,548,000)

The majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the six month period ended June 30, 2013, the Company generated net product sales of approximately $379,000 as compared to net product sales of approximately $2.5 million for 2012, a decrease of approximately $2.1 million, or 85%. The decline in sales versus the same six month period a year ago was mainly a result of the Company’s decision to stop sales orders to McKesson due to increase charge back costs and lost sales from two customers, Cutis Pahrmaceuticals and MedVet which we had significant sales a year ago. Sales from the DLA did not replace the lost sales volume partly because the sales are recorded net of costs. The Company sales in the six months ended June 30, 2013 would have been approximately a $3.2 million higher if the sales for DLA were recorded at gross and were not recognized on the net basis for sales associated with the DLA contract with our Contract Packager.

For the six month period ended June 30, 2013 McKesson accounted for 40% of our net product sales (versus 76% of net product sales for the same period in 2012), Cutis Pharmaceuticals and MedVet accounted for another 24% of our net product sales in 2012.

Product Sales: The following table sets forth selected statement of operations data as a percentage of gross sales for the six months period ended June 30, 2013 and 2012.

Products sold	2013	% of total	2012	% of total
Prescription drug products	$184,000	5%	$1,981,000	71%
Revenue, from contract packager	3,249,000	92%	–	–
OTC & non prescription products	117,000	3%	826,000	29%
Gross Sales	3,550,000	100%	2,807,000	100%
Discounts / charge backs	(150,000)	4%	(299,000)	11%
Adjustment for contract packager sales	(3,021,000)	85%	–
Net Sales	$379,000		$2,508,000

Gross Margin: Gross margin for the six month period ended June 30, 2013 was approximately negative $15,000, which was -4% of our net sales. This was a decline of approximately $482,000 from the same period in 2012 and was mainly due to the sales decline of approximately $2.1 million due to the Company’s decision not to continue its relationship with McKesson. Sales for prescription drug products and OTC products decline a 94% from the prior year. The sales from on our DLA contract which has only a 7% margin which also contributed to the decline in our gross margin. Also impacting our gross margin percentage was the royalty expenses included in cost of goods in the amount of $183,000 which we did not incur in 2012.

Operating Expenses

Selling, General and Administrative. For the six months period ended June 30, 2013, selling, general and administrative expenses (“S,G&A”) increased approximately $1,864,000 to approximately $2,260,000 as compared to approximately $397,000 for same six month period in 2012. This large increase in S,G&A expenses compared to the prior year is mainly a result of non-cash transactions, due to shortage of cash we issued the Company’s common stock shares for services valued at approximately $1,140,000.We also incurred a three other non-cash expense for a write-off of a $200,000 deposit paid in 2011 relating future products which was deemed not refundable an expense of $1,211,000 for a reserve of our receivable with contract packager for possibility on non-collections and an operation receivable in the amount of approximately $35,000 for the possibility of non-collection of accounts receivable. The Company’s S,G&A expenses increased in following areas: (1) we increased spending in the Company’s investor relation area (paid mainly through the issuance of stock), an increase of approximately $965,000 over same period a year ago. (2) Professional services and consulting fees also increased approximately $427,000 (also mainly paid via issuance of stock), a large portion of these expenses were a result of our increase borrowings relating to our convertible notes payable. (3) Professional fees for legal and accounting increased approximately $86,000 (4) The Company incurred approximately $140,000 in costs relating to the marketing of Rapi-Med, this is a 216% increase over prior year. (5) The Company expense of $200,000 from a deposit paid in 2011 relating future products which was deemed not refundable and an operation receivable in the amount of approximately $35,000 for the possibility of non-collection of accounts receivable. (6) Salaries were basically flat compared to prior year and all other general operating expenses increased approximately $23,000 mainly due to increased insurance cost compared to the same period a year ago.

Research and Development. The Company’s expenditures for research and development cost declined approximately $26,000, for the six month period ended June 30, 2013, compared to the same period in 2012. The decline in our research and development costs can mainly be attributed to the completion of our on-going research related to new product development during 2012.

Total Other Expenses. Other expenses for the six months period ended June 30, 2013 increased approximately $2.0 million to approximately $2,134,000 from approximately $133,000 in 2012. Other expenses consist of interest expense, amortization of debt discount, change in fair value of derivative liabilities and gain on extinguishment of debt. A significant portion, approximately $1.5 million, of the total increase is due to value change in our derivative liabilities from our convertible notes payable. The increase in the revaluation of derivative liabilities at June 30, 2013 relates partially to the Company having sufficient trading activity to utilize the actual SCRC volatility as an assumption when computing the fair value of derivative liabilities. The Company had previously estimated the volatility assumption by averaging the volatility of three similar entities which resulted in a lower volatility. The increase in value of the volatility assumption has led to a higher valuation of derivative liabilities associated with the convertible notes payable. Interest expense increased approximately $445,,000, this interest expense consisted mainly of accrued expenses associated with our convertible notes payable, a significant portion, approximately $343,000, was for non cash interest expense associated with the value of our derivative liabilities being greater than the principal balance of the convertible notes, the difference is then expensed to interest expense. Interest expense associated with convertible notes payable for 2013 was approximately $69,000, which is an increase of approximately $60,000 over the same period in 2012. For the six month period end June 30, 2013 we incurred approximately $214,000 for amortization of debt discount this is a 386% increase over the same six month period in 2012. The Company obtained a line of credit with a bank that carries a low interest rate. Interest expense associated our line of credit was approximately $1,800 for 2013 as compared to approximately $500 for the same period 2012. Interest cost associated with our purchase order financing was approximately $60,000 for the six months ended June 30, 2013 and $0 for the same period in 2012. Interest cost associated with a term loan of $500,001 was approximately $20,000 for the first half year of 2013 compared to $0 for the same period in 2012. The loss on derivative liability was approximately $1.5 million for 2013 compared to $0 for the same period in 2012. With an extinguishment of debt from paying off a convertible note early we incurred a gain of approximately $67,000.

Income taxes (benefit). Total income taxes expense for the six month period ended June 30, 2013 was none as compared to a tax benefit of approximately $19,600 for the same period in 2012. For 2013 the Company incurred loss that are added to the current deferred tax benefit but since the likelihood of not being able to recover the deferred tax benefit an allowance of 100% of the tax benefit was applied for the first quarter 2013. In first half 2012 we recorded a tax benefit of approximately $19,600 and did not reserve an allowance for this deferred tax asset.

Net Loss Applicable to Common Shares. The Company recorded a net loss of approximately $5,620,000 for the six month period ended June 30, 2013, compared to a net loss of approximately $72,000 for the same period in 2012, an increase in our net loss of approximately $5,548,000 as compared to the same period in the prior year. This increase in net loss is mainly due to our significant reduction in our sales resulting, approximately $2.1 million decline, causing our the profit margin decline of approximately $481,000 in 2013 versus 2012. Also contributing to the loss was an increase in our S,G&A expense of approximately $1,863,000, as described above. We also incurred an expense of $1,211,000 for write-off of our receivable with contract packager for possibility on non-collections, The income tax benefit decreased approximately $19,600 for 2013 as compared to same period six month period in 2012, which was mainly due to fully reserving the deferred tax in 2013. Other expense increased approximately $2,001,000 for the six months ended June 30, 2013 as compared to the same period of 2012 as described above. Research and development cost decline approximately $26,000 from the 2012 spending. The Company accrued a preferred stock dividend of $41,720 both six months period ended June 30 2013 and 2012, respectively, resulting in a loss of income available to common shareholders of $5,662,170 and $113,615 for the six month period ended June 30, 2013 and 2012, respectively. Basic and diluted loss per common share were $0.09 and $0.00 for the six month period ended June 30, 2013, and 2012, respectively

Liquidity and Capital Resources

Summary

At June 30, 2013, the Company had total current assets of approximately $94,000 and total current liabilities of approximately $3.2 million resulting in negative working capital of approximately $3.1 million. The Company's current assets consisted of approximately $12,000 in cash, and approximately $82,000 in prepaid expenses. Current liabilities at June 30, 2013 consist of current portion of long term debt from related party of approximately $117,000, convertible notes payables of approximately $1,000,000, accounts payables of approximately $99,000, a line of credit borrowing of approximately $53,000 and a derivative liability of approximately $1,907,000.

During the three month and six month period ended June 30, 2013 we supplemented our liquidity needs primarily from financing activities. Our sales revenue did not cover our operational costs and our debt requirements. The Company raised approximately $1,052,000 in cash through the following: approximately $828,000 from the sale of convertible notes, common stock sales which raised approximately $211,000, and borrowing of approximately $13,000 under a line of credit with a bank. Approximately $991,000 of these funds were used for payments on convertible notes payable, payments on our purchase order financing, payments on note payable to a related party, and payments to the factor.

The following table summarizes our cash flows from operating investing and financing activities for the six months period ended June 30, 2013 and 2012:

	Six months period ended June 20, 2013	Six months period ended June 20, 2012	Change
Total cash provided by (used in):
Operating activities	$(62,000)	$(817,000)	$755,000
Investing activities	–	(61,000)	61,000
Financing activities	61,000	478,000	(417,000)
Decrease in cash and cash equivalents	$(1,000)	$(400,000)	$399,000

After taking into consideration our interim results and current projections, management believes that the Company’s cash flow from operations, coupled with recent financing’s may not be sufficient to support the working capital requirements, debt service and applicable debt maturity requirements through the next twelve month period ending June 30, 2014.  This raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cash flows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment

Since our inception, ScripsAmerica’s business model has evolved significantly. Initially, the company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through the pharmaceutical distributors in North America. End users included retail, hospitals, long-term care facilities and government and home care agencies. The majority of our revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other clients. However, because we had no exclusive contract with McKesson to utilize our services and the margins began to shrink, we have moved away from providing these pharmaceutical distribution services as our main source of income and are now primarily focused on generating revenue through our RapiMed and other Quickmelt technology products and our independent pharmacy distribution model.

ScripsAmerica plans to roll out our new RapiMed product in time for the coming cold and flu season. Our target market for RapiMed is 2-11 year olds and we anticipate great success because our of our its NEW oral delivery technology (ODT) that is more effective than existing products due to its ability to melt faster, taste better and provide more accurate dosing.

ScripsAmerica presented RapiMed to retail buyers in February of 2013 at the ECRM Cough and Cold show in Florida and we received very positive feedback. We’ve engaged DPG Inc. to roll out the product to retailers nationwide. Depending on the retailer, the product will be promoted through in-store temporary price reductions, coupons, store circulars, buy-two-and save packs, as a clip-strip program, radio and print advertising.

In addition to its RapiMed and other Quickmelt products, we are also implementing our plan to generate significant revenue by entering the Independent Pharmacy distribution market. This market will allow us to provide a much-needed solution to a problem experienced by small retail chains and individual pharmacies which is their inability to fill prescriptions for their clients when the Rx calls for controlled substances. The reason for this problem is that in order to secure these controlled substances the manufacturers of these products impose minimum order quantities that are far beyond the need of smaller operations.

ScripsAmerica has recently partnered with a group that represents over 700 such independent operations. We will order the goods from the manufacturers and have them shipped to our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The goods will be shipped to the pharmacies in the bottles as received by the manufacturer so that this will become a “pick-n-pack” operation. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Under its recent agreement, ScripsAmerica will begin distributing to 35-50 pharmacies and within months be dealing with the entire network available of over 700.

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

Operating Activities

Net cash used by operating activities was approximately $62,000 for the six month period ending June 30, 2013, as compared to cash used by operating activities of approximately $817,000 for the same six month period in2012, which is a decline in cash used by operations of approximately $755,000. The operating loss impacting the use of cash from operation was approximately $5,620,000, offsetting some of this loss was changes from non-cash items. As compared to the same six month period in 2012, there was an increase in non-cash items of approximately $4,643,000 in 2013. Non-cash items consist of amortization of discounts, change in value of derivative liability, issuance of common stock to payments of services and payments of royalty expense, allowance on charge-backs, write-off of other assets and a gain from the extinguishment of debt. In addition to non-cash items changes in asset balances change a favorable approximately $1,660,000 as compared to same six month period in 2012. The changes were as follows: (a) Accounts receivable – trade balance declined in 2013 and as compared to an increase in 2012 resulting in a decline in the use of cash of approximately $674,000; (b) receivable from Contract Packager decreased in 2013 as compared to an increase in 2012 resulting in a decline in cash used in the amount of approximately $371,000; (c) loan receivable- Contract Packager also decrease in 2013 as compared to an increase in 2012 resulting in a decline in cash used of approximately $368,000; (d) prepaid expense declined in 2013 and increased in 2012 resulting in a decline in cash use in the amount of approximately $244,000; (e) accounts payable and royalty payables also decreased in 2013, as compared to an increase in 2012 resulting in a decline in the use of cash of approximately $3,000.

Investing Activities

The Company had no investing activities for the six month period ended June 30, 2013 as compared cash used in the amount of $61,142 for the same period in 2012.

Financing Activities

Net cash provided by financing activities was approximately $61,000 for the six month period ended June 30, 2013 compared to approximately $478,000 for the same six month period in 2012. Financing activities for the first half of fiscal year 2013 consisted of the following: the Company (a) sold shares of common stock in the amount of $211,000, (b) raised $827,950 from the issuance of convertible notes payable, (c) borrowed $13,000 under an existing line of credit, (d) paid down the balance on convertible notes in the amount of $216,000, (e) paid down $54,700 on a four year term loan, (f) made payments on a Purchase Order in the amount of $578,280 and (g) payment from factor in the amount of $141,725.

The following is a listing of our current financing.

On August 9, 2013, the Company entered into a securities purchase agreement with Iconic Holdings, LLC (“Iconic”) pursuant to which Iconic purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $51,250. We paid $6,250 for professional fees. The accrued interest and principal are due on the maturity date of August 8, 2014. The conversion price is equal to 60% of the average of the three lowest market trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 20% of the principal amount and interest at any time before 90 days from issuance, a 30% premium of the principal amount outstanding and interest due at any time 91 days until 150 days of the effective date and 40% of the principal amount outstanding and interest due at any time 151 days until 180 days and after 180 this note may not be prepaid without prior consent of the holder. Collateral for this loan also includes 750,000 shares of the Company’s common stock.

On July 29, 2013, the Company entered into a securities purchase agreement with ARRG CORP. (“ARRG”) pursuant to which ARRG purchased from the Company an 8% convertible note. The Company received $60,000 in cash for an 8% convertible note payable with a principal amount of $62,500. The note did not include a discount, but we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of July 29, 2014. The conversion price is equal to the lesser of $.264 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time within 330 days of the effective date, there is no rights to prepayment after 331 days. Collateral for this loan also includes 1,562,000 shares of the Company’s common stock.

On July 29, 2013, the Company entered into a securities purchase agreement with Caesar Capital Group, LLC (“Caesar”) pursuant to which Caesar purchased from the Company a 8% convertible note. The Company received $60,000 in cash for a 8% convertible note payable with a principal amount of $62,500. we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of July 29, 2014. The conversion price is equal to the lesser of $.18 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time 90 days of the effective date and 130% of the principal amount outstanding and interest due at any time 91 days until 179 days and no rights to prepayment after 180 days. Collateral for this loan also includes 1,562,000 shares of the Company’s common stock.

On July 15, 2013, the Company entered into a securities purchase agreement with a company pursuant to which the company purchased from the Company a 10% convertible note. The Company received $22,500 in cash for a 10% convertible note payable with a principal amount of $26,250. We paid $3,750 for professional fees. The accrued interest and principal are due on the maturity date of July 14, 2014. The conversion price is equal to 60% of the average of the three lowest trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 20% of the principal amount and interest at any time before 90 days from issuance, a 25% premium of the principal amount outstanding and interest due at any time 91 days until 150 days of the effective date and 30% of the principal amount outstanding and interest due at any time 151 days until 180 days and after 180 this note may not be prepaid without prior consent of the holder. Collateral for this loan also includes 250,000 shares of the Company’s common stock.

On July 10, 2013, the Company entered into a securities purchase agreement with a company pursuant to which the company purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $50,000. The note did not include a discount, but we paid $5,000 for professional fees. The accrued interest and principal are due on the maturity date of January 10, 2014. The conversion price is equal to 60% of the lowest market prices on trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount. Collateral for this loan also includes 600,000 shares of the Company’s common stock.

On July 1, 2013, the Company received $25,000 in cash for a 10% annual interest convertible note payable with a principal amount of $25,000. The unpaid interest and principal are due on the maturity date of January 1, 2014. The conversion price is equal to 60% of the average of the three lowest trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 125% of the principal amount.

On July 1, 2013, the Company entered into a securities purchase agreement with Vista Capital Investments LLC (“Vista”) pursuant to which Vista purchased from the Company a 10% convertible note. The Company received $25,000 in cash for a 10% convertible note payable with a principal amount of $27,500, which note included a 10% discount. The accrued interest and principal are due on the maturity date of July 1, 2014. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

On June 27, 2013, the Company entered into a securities purchase agreement with JMJ Financial (“JMJ”) pursuant to which JMJ purchased a 12% convertible note. The Company received $22,500 in cash for a 12% convertible note payable with a principal amount of $25,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of June 27, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock

On June 17, 2013, the Company entered into a securities purchase agreement with Caesar Capital Group, LLC (“Caesar”) pursuant to which Caesar purchased from the Company a 8% convertible note. The Company received $50,000 in cash for a 8% convertible note payable with a principal amount of $52,500. The note did not include a discount, but we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of December 17, 2013. The conversion price is equal to the lesser of $.18 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time 90 days of the effective date and 130% of the principal amount outstanding and interest due at any time 91 days until 179 days and no rights to prepayment after 180 days. Collateral for this loan also includes 2,000,000 shares of the Company’s common stock

On June 13, 2013, the Company entered into a securities purchase agreement with Redwood Management, LLC (“Redwood”) pursuant to which Redwood purchased from the Company a 10% convertible note. The Company received $23,750 in cash for a 10% convertible note payable with a principal amount of $25,000. The note included a 5% discount of $1,250. The accrued interest and principal are due on the maturity date of December 10, 2013. The conversion price is equal to a 45% discount to the lowest trading prices of the Company’s common stock of trading market during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 130% of the principal amount, along with accrued interest at any time upon seven days written notice to the holder. Collateral for this loan also includes 1,000,000 shares of the Company’s common stock.

On June 13, 2013, the Company entered into a securities purchase agreement with Group 10 Holdings, LLC (“Holdings”) pursuant to which Holdings purchased from the Company a 12% convertible note. The Company received $30,000 in cash for a 12% convertible note payable with a principal amount of $30,000. The note did not include any discount. The accrued interest and principal are due on the maturity date of June 14, 2014. The conversion price is equal to a 45% discount to the lowest closing trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior the date of the notice of conversion. There is a prepayment charge of 125% of the principal amount at any time 30 days of the effective date and 150% of the principal amount outstanding and interest due at any time 31 days until 179 days and 200% any time after 180 days. Collateral for this loan also includes 1,000,000 shares of the Company’s common stock.

On June 4, 2013, the Company entered into a securities purchase agreement with JMJ Financial (“JMJ”) pursuant to which JMJ purchased a 12% convertible note. The Company received $25,000 in cash for a 12% convertible note payable with a principal amount of $27,500, which note included a 10% discount. The accrued interest and principal are due on the maturity date of June 4, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock

On May 31, 2013, the Company entered into a securities purchase agreement with GEL, Properties, LLC (“GEL”) pursuant to which GEL purchased from the Company a 6% convertible note. The Company received $42,500 in cash for a 6% convertible note payable with a principal amount of $50,000. .. The note did not include a discount, but we did pay a $7,500 professional fees. The accrued interest and principal are due on the maturity date of May 14, 2014. The conversion price is equal to a 30% discount to the lowest closing trading prices of the Company’s common stock at the close of trading during the 5 trading day period prior the date of the notice of conversion. The conversion price may be adjusted downward if, within 3 business days of the transmittal of the notice, the Company’s common stock has a closing bid which is 5% or lower than that set forth in the notice of conversion. There is a prepayment charge of 150% of the principal amount and accrued interest with a 5 day written notification. Collateral for this loan also includes 2,060,000 shares of the Company’s common stock

On May 29, 2013, the Company entered into a securities purchase agreement with Vista Capital Investments LLC (“Vista”) pursuant to which Vista purchased from the Company a 10% convertible note. The Company received $25,000 in cash for a 10% convertible note payable with a principal amount of $27,500, which note included a 10% discount. The accrued interest and principal are due on the maturity date of May 29, 2014. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

On April 29, 2013, the Company entered into a securities purchase agreement with IBC Funds, LLC (“IBC”) pursuant to which IBC purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 12% convertible note payable with a principal amount of $45,000. The note did not include a discount. The accrued interest and principal are due on the maturity date of April 29, 2014. The conversion price is equal to the lesser of $0.25 or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 25% of the principal amount at any time 30 days of the effective date and 150% of the principal amount outstanding and interest due at any time 31 days until 179 days and 200% any time 180 days after the effective date. Collateral for this loan also includes 2,000,000 shares of the Company’s common stock

On April 29, 2013 the Company entered into a securities purchase agreement in which the Company received $85,300 in cash for a 12% convertible note payable with a principal balance of $85,300. The note did not include a discount and the interest shall be paid monthly in the amount of $850. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.18 per share at the option of the lender. The Company incurred interest expense in 2013 in the amount of $1,700.

On April 24, 2013, the Company entered into a securities purchase agreement with JMJ Financial (“JMJ”) pursuant to which JMJ purchased a 12% convertible note. The Company received $22,500 in cash for a 12% convertible note payable with a principal amount of $25,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of April 24, 2014. The Company may repay this note at any time on or before 90 days from the issuance date and at such time the Company shall not owe or pay any interest on the note. The conversion price is the lesser of (a) $0.21 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 25 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 9,000,000 shares of the Company’s common stock.

On April 19, 2013, the Company prepaid the sum of $76,804 to the holder of this $52,750 convertible note payable. The Company extinguished the debt and the embedded derivative for $90,518. The extinguishment of this debt resulted in a gain of $51,915.

On April 18, 2013, the Company converted $85,300 balance of a 12% convertible note payable to a 12% convertible note payable with a principal amount of $114,700. The note did not include a discount and the accrued interest and principal are due on the maturity date of January 30, 2014. There is a no prepayment charge. The conversion price is equal to 60% of the of the lowest closing trading price of the Company’s common stock of trading during the 10 trading day period prior to the date of the notice of conversion.

During May and June 2013 the creditor converted note’s entire principal and interest for 1,114,419 shares of the Company’s common stock. The Company extinguished the debt and the embedded derivative for $245,646 and expensed the debt discount for $114,700. The extinguishment of this debt resulted in a charge to additional paid in capital in the amount of $206,586. The value of debt to be converted was revalued and an expense of $195,974 was recorded to the operation statement to record the change for the derivative just before each partial conversion of debt.

On April 8, 2013, the Company entered into a securities purchase agreement with Continental Equities, LLC (“Continental”) pursuant to which Continental purchased from the Company a 12% convertible note. The Company received $28,200 in cash for a 12% convertible note payable with a principal amount of $33,000. The note did not include a discount, but we did pay a $4,800 finder’s fee. The accrued interest and principal are due on the maturity date of April 15, 2014. The conversion price is equal to a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 140% of the principal amount at any time 90 days of the effective date and 150% of the principal amount outstanding and interest due at any time 91 days until 179 days and no rights to prepayment after 180 days. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock

On April 8, 2013 the Company entered into a securities purchase agreement in which the Company received $103,200 in cash for a 12% convertible note payable with a principal balance of $115,000. The note did not include a discount but we did pay a $11,800 fee for services. The interest shall be paid monthly in the amount of $1,115. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.18 per share at the option of the lender. The Company incurred interest expense in 2013 in the amount of $3,450.

On April 8, 2013 the Company entered into a securities purchase agreement in which the Company received $114,700 in cash for a 12% convertible note payable with a principal balance of $114,700. The note did not include a discount and the interest shall be paid monthly in the amount of $1,115. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.18 per share at the option of the lender. The Company incurred interest expense in 2013 in the amount of $3,450.

On April 8, 2013, the Company converted the balances from loans of a creditor into a new $131,700 10% convertible note payable. This new note has a 10% debt discount of $11,470 (the notes balances transferred was $114,700, see 4,11,& 13), incurred profession fees of $5,000 increasing the note balance to $131,700. The accrued interest and principal are due on the maturity date of September 9, 2013. There is a no prepayment charge. The conversion price is equal to 65% of the average of the three lowest trading price of the Company’s common stock of trading during the 20 trading day period prior to the date of the notice of conversion.

During April and May 2013 the creditor converted $52,468 of the note’s principal note into 607,348 shares of the Company’s common stock and on June 7, 2013 the company paid the creditor $26,234 to reduce the remaining outstanding principal balance to $52,468 as of June 30, 2013.balance. The Company extinguished the debt and the embedded derivative for $242,201, which include the fair value at each partial conversion. As of June 30, 2013 the Company has recorded an extinguishment of this debt of $78,702 and a charge to additional paid in capital in the amount of $95,755. The balance of the debt discount at June 30, 2013 is $52,468 and debt discount amortized to interest expense in 2013 was $69,890.

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

Commitments and Concentrations

In May 2013, the Company signed a “Development, Manufacturing and Supply Agreement” with a pharmaceutical manufacturer to develop and manufacture our 80mg and 160mg Acetaminophen Rapid melt tablets. The initial term of the agreement is two years with an option to a one five year contract extension. In addition to development and scale up costs, the Company will pay up to $150,000 to license the technology during the first two years. In order to maintain exclusivity rights for the technology the Company must purchase a minimum of 10,000,000 tablets each of the 80mg and 160mg tablets in the first year and 16,500,000 tablets for both 80mg 160mg in the second year. After the second year annual volume requirements need to be achieved for the Company to maintain exclusivity of the license. Upon approval of sample batches and stability testing the Company anticipates launching this orally disintegrating tablet in the fourth quarter of 2013, but the timing will be dependent on funding and getting production of product approved.

The holders of a $250,000 convertible note payable which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see Note 7 above for details) are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. Shipments for this product are expected to occur in fourth quarter 2013.

The holder of a $320,000 note payable (see note 7i) are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly commencing December 31, 2012, and as of December 31, 2012, the Company had accrued $42,000 in royalties. In first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and in the second quarter of 2013, the Company issued 58,278 shares of its common stock as payment for the royalty expense. The Company recorded an expense of $62,730 and $132,730for the three and six months period end June 30, 2013, respectively, royalty expense. Additional a holder of a $50,000 note payable (see note 7n), a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. The Company had accrued $10,500 in royalties as of December 31, 2012, and in first quarter 2013 the Company issued 130,555 shares of its common stock for payment of royalty expense. In the second quarter the Company issued 29,139 shares of its common stock for payment of royalty expense and the Company has recorded a royalty expense of $33,115 and $50,615 for the three months and six months period ended June 30, 2013, respectively.

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

On September 11, 2012, the Company entered into a Letter of Intent with the principals of its Contract Packager to acquire all of the outstanding shares of the Contract Packager. The Closing of the acquisition was subject to certain conditions, including (i) the parties entering into a definitive agreement and (ii) delivery by the Contract Packager of audited financial statements. The Closing was to have occurred on or before February 28, 2013, subject to extension in order for the Contract Packager to present the audited financial statements. No definitive agreement had been entered into as of February 28, 2013 and the contract packager had not delivered the required audited financial statements. The Closing was accordingly deemed extended on a day to day basis; notwithstanding that, the Contract Packager has not made material progress with the preparation of the audited financial statements. Based on that, the Company is treating the acquisition as having been abandoned. To protect its position with respect to the Rapi-Med product and to avoid reliance upon the Contract Packager, the Company has entered into a manufacturing and supply contract directly with the manufacturer.

During the three and six months period ended June 30, 2013 and 2012, the Company purchased approximately 100% of its product packaging from our Contract Packager. A disruption in the availability of product packaging from this supplier could cause a possible loss of sales, which could affect operating results adversely.

The Company derived $379,001 or 100% of its revenue from two customers. Of this total one customer accounted for 60% and the other accounted for 60% during the six month period ended June 30, 2013. During the three month period ended June 30, 2012, one customer accounted for 87% of the $1,510,952 in sales revenue. For the six months period ended June 30, 2012 one customer accounted for approximately $1,913,000 or 76% of the total revenue.

As of June 30, 2013, the Company had one customer in our accounts receivable. As of December 31, 2012, the Company had two customers in our accounts receivable – trade, one customer accounted for $175,054, or 60% of the Company’s accounts receivable balance of $290,531

Off-Balance Sheet Arrangements

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

Revenue Recognition - Revenue is recognized when product is shipped from a contract packager to our customers’ warehouses, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

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

Research and Development - Expenditures for research and development associated with contract research and development provided by third parties are expensed, as incurred. The Company had charges of $0 and $16,370 for research and development expenses for the three months ended June 30, 2013 and 2012, respectively, and $0 and $26,414 for the six months ended June 30, 2013 and 2012, respectively.

Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value net of the sales allowance expected through charge backs.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of June 30, 2013 and December 31, 2012 no allowance for doubtful accounts has been recorded.

The Company entered into an accounts receivable factoring facility agreement in June 2012. As of June 30, 2013, gross accounts receivable were $94,044 of which none was sold to a factor. Accounts receivable were reduced by $94,044 to provide for an allowance for charge backs, for a net receivable balance of fully reserved. As of December 31, 2012, gross receivables were $395,974 of which $141,725 was sold to a factor, and has been included in the liabilities section in the balance sheet. Gross accounts receivable was reduced by $105,443, to provide for an allowance for charge backs, for a net accounts receivable balance of $290,531.

Receivable – Contract Packager - The Company has receivables from our Contract Packager, a related party in the amount of $1,211,000. This receivable consists of the following: a) receivables relating to sales with a government agency in the amount of $459,409, b) the Company paid $545,349 to a vendor for the product to be manufactured on behalf of our Contract Packager, and c) the Company advanced $206,242 to our Contract Packager for the purchase of product inventory.

Customer, Product, and Supplier Concentrations – For the first four months of 2013 and the entire year 2012 we sold our products directly to a wholesale drug distributor who, in turn, supplies products to pharmacies, hospitals, governmental agencies, and physicians.  The Company used one Contract Packager exclusively for all of its warehouse, customer service, distribution, and labeling services for the first four months of 2013 and entire year 2012.

ScripsAmerica has recently partnered with a group that represents over 700 pharmacy independent operations. ScripsAmerica will order the goods from the manufacturers and have them shipped to our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The goods will be shipped to the pharmacies in the bottles as received by the manufacturer so that this will become a “pick-n-pack”

Income Taxes - The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company had a full valuation allowance of $1,264,000 and $597,591against deferred tax assets as of March 31, 2013 and December 31, 2012, respectively.

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

As previously stated, derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

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

•         the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,

•         the expected volatility of our common stock,

•         expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future),

•         the risk free interest rate for the expected option or warrant term, and

•         the expected forfeiture rate.

Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive.

ITEM 4.	CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective.

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

On April 1, 2013, the Company issued 89,286 restricted shares of its common stock to Implex Corporation for services rendered under a consulting agreement with regard to assisting the Company with financial matters. These services were valued at $31,250.

On April 1, 2013, the Company issued 58,278 shares of its common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $20,397.

On April 1, 2013, the Company issued 29,139 shares of its common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $10,199.

On April 1, 2013, the Company issued 8,572 shares of its common stock to Robert Rabinowitz for services rendered under a consulting agreement with JH Darbie & Co. with regard to assisting the Company with financial matters. These services were valued at $3,000.

On April 1, 2013, the Company issued 8,571 shares of its common stock to David Goodfriend for services rendered under a consulting agreement with JH Darbie & Co. with regard to assisting the Company with financial matters. These services were valued at $3,000.

On April 1, 2013, the Company issued 55,000 shares of its common stock to Jason Leaf for services rendered under a consulting agreement with regard to assisting the Company with financial matters. These services were valued at $19,250.

On April 4, 2013, the Company issued 200,000 shares of its common stock to Gel Properties, LLC for the conversion of a note in the principal amount of $40,000.

On April 10, 2013, the Company issued 81,215 shares of its common stock to Continental Equities LLC for the conversion of a note in the principal amount of $14,700.

On April 12, 2013, the Company issued 11,111 shares of its common stock to Nick Torrens under a consulting agreement with regard to investor relations services.  The shares were valued at $2,889.

On April 12, 2013, the Company issued an aggregate of 52,000 shares of common stock to our five outside directors for their attendance at board and committee meetings during the first quarter of 2013, which shares were valued at $13,520.

On April 12, 2013, the Company issued 600,000 shares of its common stock to Steve Urbanski for his payment of a debt on behalf of the Company.  This debt was in the amount of $156,000.

On April 16, 2013, the Company issued 135,135 shares of its common stock to Continental Equities LLC for the conversion of a note in the principal amount of $20,000.

On April 19, 2013, the Company issued 138,888 shares of its common stock to Continental Equities LLC for the conversion of a note in the principal amount of $20,000.

On April 22, 2013, the Company issued 57,942 shares of its common stock to Gel Properties, LLC as part of the conversion of a note in the principal amount of $40,000, converted on April 4, 2013.

On April 23, 2013, the Company issued 129,595 restricted shares of its common stock to Iliad Research and Trading LP for the conversion of a note in the principal amount of $26,234.

On April 23, 2013, the Company issued 200,000 restricted shares of its common stock to Implex Corporation for services rendered under a consulting agreement with regard to assisting the Company with financial matters. These services were valued at $58,000.

On April 30, 2013, the Company issued 74,643 restricted shares of its common stock to Kathy Donnelly for a purchase price of $10,450.

On April 30, 2013, the Company issued 244,765 restricted shares of its common stock to Jason Leaf for purchase price of $35,246.

On April 30, 2013, the Company issued 29,412 restricted shares of its common stock to David W. Leaf for a purchase price of $4,118.

On May 1, 2013, the Company issued 270,000 restricted shares of its stock to Joseph Zampetti for services to be rendered under a consulting agreement. These services were valued at $54,000.

On May 2, 2013, the Company issued 100,000 restricted shares of its common stock to IBC Funds LLC for the conversion of a note in the principal amount of $11,000.

On May 9, 2013, the Company issued 125,626 restricted shares of its common stock to Continental Equities LLC for the conversion of a note in the principal amount of $10,000.

On May 14, 2013, the Company issued 207,526 restricted shares of its common stock to Continental Equities LLC for the conversion of a note in the principal amount of $15,000.

On May 14, 2013, the Company issued 500,000 restricted shares of its common stock to Black Cat Consulting Inc. for investor relations consulting services.  These services were valued at $110,000.

On May 15, 2013, the Company issued 30,000 restricted shares of its common stock to Richard C. Fox under a consulting agreement for financial advisory services. These services were valued at $7,500.

On May 20, 2013, the Company issued 164,482 restricted shares of its common stock to Iliad Research and Trading LP as part of the conversion of a note in the principal amount of $26,234, converted on April 4, 2013.

On May 23, 2013, the Company issued 442,870 restricted shares of its common stock to IBC Funds LLC for the conversion of a note in the principal amount of $30,000.

On May 28, 2013, the Company issued 221,462 restricted shares of its common stock to Continental Equities LLC for the conversion of a note in the principal amount of $17,500.

On June 6, 2013, the Company issued 320,512 restricted shares of its common stock to IBC Funds LLC for the conversion of a note in the principal amount of $25,000.

On June 6, 2013, the Company issued 490,000 restricted shares of its common stock to Joseph Zampetti and an aggregate of 260,000 restricted shares of its common stock to seven designees Mr. Zampetti, all of which were issued for services rendered by Mr. Zampetti under a consulting agreement. These services were valued at $165,000.

On June 11, 2013, the Company issued 251,037 restricted shares of its common stock to IBC Funds LLC for the conversion of a note in the principal amount of $19,300.

On June 20, 2013, the Company issued 116,279 restricted shares of its common stock to Implex Corporation for services rendered under a consulting agreement with regard to assisting the Company with financial matters. These services were valued at $36,046.

On June 20, 2013, the Company issued 10,000 restricted shares of its common stock to Nick Torrens for services rendered under a consulting agreement with regard to investor relations services.  These services were valued at $3,100.

On June 20, 2013, the Company issued 200,000 restricted shares of its common stock to Joseph Zampetti and 25,000 restricted shares of its common stock to a designee Mr. Zampetti, all of which were issued for services rendered by Mr. Zampetti under a consulting agreement. These services were valued at $155,000.

On June 21, 2013, the Company issued 200,000 restricted shares of its common stock to Vista Capital Investments LLC for the conversion of a note in the principal amount of $14,400.

On June 24, 2013, the Company issued 313,721 restricted shares of its common stock to Iliad Research and Trading LP for the conversion of a note in the principal amount of $26,234.

On June 24, 2013, the Company issued 100,000 restricted shares of its common stock to Robert W. Tippin for services rendered under a consulting agreement with regard to investor relations services.  These services were valued at $41,000.

On June 25, 2013, the Company issued 100,000 restricted shares of its common stock to Bruce Berenberg for services rendered under a consulting agreement with regard to investor relations services.  These services were valued at $41,000.

The shares of the Company’s common stock issued during the first and second as described above qualified for an exemption under Section 4(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISLCOSURES

 Not applicable.

ITEM 5.	OTHER INFORMATION

On September 11, 2012, the Company entered into a Letter of Intent with the principals of its Contract Packager to acquire all of the outstanding shares of the Contract Packager. The Closing of the acquisition was subject to certain conditions, including (i) the parties entering into a definitive agreement and (ii) delivery by the Contract Packager of audited financial statements. The Closing was to have occurred on or before February 28, 2013, subject to extension in order for the Contract Packager to present the audited financial statements. No definitive agreement had been entered into as of February 28, 2013 and the Contract Packager had not delivered the required audited financial statements. The Closing was accordingly deemed extended on a day to day basis; notwithstanding that, the Contract Packager has not made material progress with the preparation of the audited financial statements. Based on that, the Company is treating the acquisition as having been abandoned. To protect its position with respect to the Rapi-Med product and to avoid reliance upon the Contract Packager, the Company is working directly with the manufacturer.

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

Dated: August 16, 2013
By: /s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

By: /s/ Jeffrey Andrews
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

