Form 10-Q
period 2013-09-30
ScripsAmerica, Inc.
filed 2013-11-18
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

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

Yes ☐    No ☒

As of November 14, 2013, the registrant had 78,887,928 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCRIPSAMERICA, INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$27,384	$13,513
Accounts receivable trade, net of allowance for charge backs of $0 and $105,443, respectively	11,188	290,531
Receivable - contract packager, net of allowance	980,428	1,579,051
Other receivable - Pharmaceutical partner	42,449	–
Prepaid expenses and other current assets	243,236	198,820

Total Current Assets	1,304,685	2,081,915

Property and Equipment	69,650	69,650

Other Assets	–	200,000

TOTAL ASSETS	$1,374,335	$2,351,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credit	$–	$40,059
Accounts payable and accrued expenses	197,818	101,520
Purchase order financing - related party	927,699	578,280
Obligation due to factor	–	141,725
Royalty payable	36,000	42,000
Royalty payable - related party	9,000	10,500
Convertible notes payable - related parties	130,000	–
Current portion of long-term debt - related party	119,814	112,021
Convertible notes payable - net of discount $797,945 and $50,918 respectively	975,742	64,832
Derivative liability	1,384,898	94,477

Total Current Liabilities	3,780,971	1,185,414

Non-Current Liabilities
Preferred stock dividends payable	166,880	104,300
Convertible notes payable - related parties	–	130,000
Convertible notes payable	17,743	719,400
Long-term debt, less current portion - related party	261,956	352,816
Total Non-Current Liabilities	446,579	1,306,516

Total Liabilities	4,227,550	2,491,930

Commitments and Contingencies

Series A Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding	1,043,000	1,043,000

Stockholders' Deficit
Common stock - $0.001 par value; 150,000,000 shares authorized; 72,163,069 and 56,404,972 shares issued and outstanding as of September 30, 2013, and December 31, 2012, respectively	72,164	56,405
Additional paid-in capital	6,366,958	1,090,772
Accumulated deficit	(10,335,337)	(2,330,542)
	.
Total Stockholders' Deficit	(3,896,215)	(1,183,365)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,374,335	$2,351,565

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net revenues
Product revenues - net of contract adjustments	$–	$1,014,472	$150,499	$3,522,251
Revenues net, from contract packager	56,642	–	285,144	–
Commission fees	16,625	–	16,625	–
Total net revenues	73,267	1,014,472	452,268	3,522,251

Cost of Goods Sold
Product	–	907,328	210,540	2,948,528
Royalty expense	30,600	–	213,945	–
	30,600	907,328	424,485	2,948,528
Gross Profit	42,667	107,144	27,783	573,723
Selling, General and Administrative Expenses	575,063	429,695	1,695,057	705,277
Share-base compensation issued for services	2,074,367	19,680	3,214,472	140,380
Allowance for receivable - contract packager	(27,210)	–	1,183,789	–
Research and Development	–	5,555	–	31,968
Total Operating Expenses	2,622,220	454,930	6,093,318	877,625

Loss from Operations	(2,579,553)	(347,786)	(6,065,535)	(303,902)

Other Income (Expenses), net
Interest expense	(59,907)	(61,245)	(286,455)	(86,190)
Loss from derivatives issued with debt greater than carrying value	(544,053)	–	(887,474)	–
Gain (loss) on revaluation of derivatives	795,555	–	(672,903)	–
Amortization of debt discount	(233,517)	–	(447,523)	(55,269)
Gain on extinguishment of debt	299,709	–	417,674	–
	257,787	(61,245)	(1,876,681)	(141,459)

Loss Before Provision (Benefit) for Income taxes	(2,321,766)	(409,031)	(7,942,216)	(445,361)
Provision (Benefit) for Tax Expense	–	(108,000)	–	(125,621)
Net Loss	(2,321,766)	(301,031)	(7,942,216)	(319,740)
Preferred Stock Dividend	(20,860)	(20,860)	(62,580)	(83,440)
Net Loss Available to Common Shareholders	$(2,342,626)	$(321,891)	$(8,004,796)	$(403,180)

Loss Per Common Share
Basic and Diluted	$(0.03)	$(0.01)	$(0.13)	$(0.01)

Weighted Average Number of Common Shares
Basic and Diluted	70,641,911	56,001,798	63,442,789	54,793,623

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(7,942,216)	$(319,740)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible notes payable	447,523	2,083
Loss from derivatives issued with debt	887,474	–
Amortization of loan fees	125,224	–
Common stock issued for services	3,007,783	67,594
Common stock issued for payment of royalty fees	235,845	–
Options issued for services	206,689	–
Change in derivative liability	672,903	–
Change in deferred Income tax provision (benefit)	–	(127,600)
Reserve on receivable - Contract packager	1,385,000	–
Recovery of bad debt	(27,210)
Gain on extinguishment of debt	(417,674)	–
Allowance for chargebacks	(11,399)	–
Change in operating assets and liabilities
(Increase) decrease in:
Accounts receivable - trade	290,742	(281,584)
Receivable - Contract packager	(559,167)	(530,982)
Receivable - Pharmaceutical partner	(42,449)
Inventory	–	(9,400)
Prepaid expenses and other current assets	143,524	(17,646)
Accounts payable and accrued expenses	172,131	27,912
Cash used in operating activities	(1,425,277)	(1,189,363)

Cash Flows from Investing Activities
Proceeds from note receivable	–	6,055
Purchase of equipment	–	(66,184)
Cash provided by investing activities	–	(60,129)

Cash Flows from Financing Activities
Payments under bank line of credit, net	(40,059)	–
Proceeds from Issuance of common stock	245,697	30,000
Proceeds from convertible notes payable	1,372,867	383,000
Proceeds from convertible notes payable - related party	–	50,000
Proceeds from note payable - related party	–	500,001
Proceeds from PO financing from related party, net	328,169	–
Payments to factor, net	(141,725)	–
Payments on convertible notes payable	(242,734)	(200,600)
Payments on note payable - related party	(83,067)	(8,673)
Collection of stock subscription receivable	–	170,800
Cash provided by financing activities	1,439,148	924,528

Net Increase (Decrease) in Cash	13,871	(324,964)
Cash - Beginning of period	13,513	467,505
Cash - End of period	$27,384	$142,541

Supplemental Disclosures of Cash Flow Information
Cash Paid:
Interest	$128,446	$121,389
Noncash financing and investing activities:
Accrued Preferred Dividend payable	$62,580	$62,580
Conversion of note payable for common stock	$1,444,348	$250,000
Stock issued for investment	$154,000

See accompanying notes to condensed financial statements.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

1-	Organization and Business

The accompanying financial statements reflect financial information of ScripsAmerica, Inc., (the “Company” or “ScripsAmerica” or “we” or “our”).

ScripsAmerica, Inc was incorporated in the State of Delaware on May 12, 2008 and is a provider of efficient pharmaceutical supply chain management services ranging from strategic sourcing to delivering niche generic pharmaceuticals to market.  ScripsAmerica’s primary focus is on the development, branding and distribution of rapidly dissolving drug formulations for Over the Counter (OTC) drugs, vitamins and supplements. Specifically, we have developed a branded OTC product called “RapiMed” which is a children’s pain reliever and fever reducer currently set for launch in retail outlets across North America in the first half of 2014.

Since our inception, ScripsAmerica’s business model has evolved significantly. Initially, the Company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through the pharmaceutical distributors in North America. End users include retail, hospitals, long-term care facilities and government and home care agencies. The majority of our revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other clients. However, because we had no exclusive contract with McKesson to utilize our services and the margins began to shrink, we exited the business of providing these pharmaceutical distribution services and are now primarily focused on generating revenue through our RapiMed and other Quickmelt technology products and our re-entry established independent pharmacy distribution model.

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

2 -	Liquidity, Business Risk and Going concern

At September 30, 2013, the Company had approximately $27,000 in cash and incurred a loss from operations of approximately $6.1 million, of which approximately $4.4 million of the loss was non-cash related.  The Company’s cash expenditures are projected to be approximately $110,000 a month on a continuing operating basis.  Included in these cash expenditures are approximately $13,000 a month in interest costs.  After taking into consideration our interim results and current projections, management believes that the Company’s cash flow from operations, coupled with recent financing’s may not be sufficient to support the working capital requirements, debt service and applicable debt maturity requirements through the next twelve month period ending September 30, 2014.  This raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cash flows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment.

We completed the development of a children’s pain relief orally disintegrating rapidly dissolving 80 mg and 160 mg tablets for OTC products. In the second quarter of 2013, we signed a supply agreement with a generic manufacturer for the production of these rapid dissolving products. However, we estimate that we will need approximately $1.5 million of incremental funding to launch these products. The funding for launching the rapid dissolving products is expected to come from the sale of equity securities, or debt financing.  However, such financing has not yet been secured.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

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

We also recognize a portion of our revenue on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our statement of operations. These sales transactions relate to a contract that a Contract Packager has obtained with a government agency. The revenue is reported in a separate line in the statement of operations as “Product revenues net from Contract Packager”, and the gross sales are reduced by the cost of sales fees from our Contract Packager.

We also recognize revenue for a commission fee earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is a DEA and State-licensed to store and distribute controlled substances. Per our agreement with our pharmaceutical partner, the Company will earn a 12.5% commission on the gross margin of products shipped to independent pharmacies.

c. Research and Development - Expenditures for research and development associated with contract research and development provided by third parties are expensed, as incurred. The Company had charges of $0 and $5,555 for research and development expenses for the three months ended September 30, 2013 and 2012, respectively, and $0 and $31,968 for the nine months ended September 30, 2013 and 2012, respectively.

d. Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value net of the sales allowance expected through charge backs.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of September 30, 2013 and December 31, 2012 no allowance for doubtful accounts has been recorded.

The Company entered into an accounts receivable factoring facility agreement in June 2012. As of December 31, 2012, gross receivables were $395,974 of which $141,725 was sold to a factor, and has been included in the liabilities section in the balance sheet. Gross accounts receivable was reduced by $105,443, to provide for an allowance for charge backs, for a net accounts receivable balance of $290,531. Chargeback reserve at September 30, 2013 was zero because we no longer have sales with McKesson.

e. Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Maintenance costs, which do not significantly extend the useful lives of the respective assets and repair costs are charged to operating expense as incurred. The assets purchased in 2012 have not been put into operations as of September 30, 2013, and, as a result, no depreciation was recorded in 2013 and 2012.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

f. Receivable – Contract Packager - The Company has receivables from Marlex Pharmaceuticals, Inc. (Contract Packager), in the amount of $980,428 and $1,579,051 at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, this receivable consists of receivable for PO financing, revenue earned for DLA sales and monthly payments per the settlement agreement (see Note 9). The Company had a receivable for in the amount of $1,210,999 which was fully reserved and expensed in second quarter 2013.

g. Customer, Product, and Supplier Concentrations – For the first four months of 2013 and the entire 2012 fiscal year we sold our products directly to a wholesale drug distributor who, in turn, supplies products to pharmacies, hospitals, governmental agencies, and physicians. The Company used one Contract Packager exclusively for all of its warehouse, customer service, distribution, and labeling services for the first four months of 2013 and entire 2012 fiscal year. In September 2013, the Company added a second supplier of products.

We have recently partnered with a group that represents over 700 pharmacy independent operations. We will order the goods from the manufacturers and have them shipped to our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The goods will be shipped to the pharmacies in the bottles as received by the manufacturer so that this will become a “pick-n-pack” operation.

h. Concentration in Cash -. We maintain cash at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2013 and December 31, 2012.

i. Income Taxes - The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized. The Company had a full valuation allowance of $1,278,000 and $597,591 against deferred tax assets as of September 30, 2013 and December 31, 2012, respectively.

The Company also complies with the provisions of Accounting for Uncertainty in Income Taxes. The accounting regulation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company classifies any assessment for interest and/or penalties as other expenses in the financial statements, if applicable. There were no uncertain tax positions at September 30, 2013 and December 31, 2012.

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

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

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

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, obligation due factor, and notes payable approximate their fair values due to their short-term maturities. The carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 11 for fair value of derivative liabilities.

l. Advertising Expenses - The Company expenses advertising costs as incurred.  The Company incurred advertising expenses in the amount of $63,000 and $34,399 for the three month period ended September 30, 2013 and 2012, respectively, and $267,413 and $99,062 for the nine months ended September 30, 2013 and 2012, respectively.

m. Shipping and Handling Cost – The Company expenses all shipping and handling costs as incurred. These costs are included in cost of sales on the accompanying condensed financial statements.

n. Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. As of December 31, 2012 and September 30, 2013, the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

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

• the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,

• the expected volatility of our common stock,

• expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future),

• the risk free interest rate for the expected option or warrant term, and

• the expected forfeiture rate.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

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

4 -	Accounts Receivable Trade, net

The Company may at certain times during the year sell qualified receivables to a factor (United Capital Funding). This agreement allows the Company to sell its qualified accounts receivable with recourse in exchange for advances of funds equivalent to 83% of the value of receivables, leaving 17% of the receivables as a reserve by the factor for potential non-payment of the Company’s receivables. The factoring facility is for a term of one year, which was renewed in May 2013 and is cancellable by either party upon one month’s written notice, which provides a factoring line of up to $1,000,000. As collateral for the repayment of advances for receivables sold, the factor has a priority security interest in all present and future assets and rights of the Company. The factor has required that the Company notify all customers that all payments must be made to a lock-box controlled by the factor. The factoring fee is 2.2% every thirty days or 26.4% annually. Factoring fees charged to interest expense for the three month period ended September 30, 2013 and 2012, were $0 and $15,762 respectively. For the nine months period ended September 30, 2013 and 2012 factoring fees charged to interest expense were $5,069 and $31,872, respectively.

As of September 30, 2013, there were no open receivables sold to a factor and gross receivable balance was $11,188. As of December 31, 2012, gross accounts receivables were $395,974 of which $141,725 were sold to the factor and have been included in the liabilities section of the condensed balance sheet.

5 -	Sales Impact due to net basis accounting and commissions earned

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

A Joint Operating Agreement with the Contract Packager as amended on September 6, 2013 (see Note 9) enables the Company to receive a percentage of the Contract Packager’s profit, as defined, net of financing charges and royalties. Since we are not deemed to be the principal in these sales transactions we do not report these sales transactions on a gross basis in our condensed statements of operations. The revenue is reported separately in the condensed statements of operations as revenues net, from Contract Packager. The gross sales and cost of sales from this DLA contacts were:

	Three month sales as of the September 30, 2013	Nine month sales as of September 30, 2013

Sales from DLA contract	$1,005,606	$4,269,931
Cost on DLA, per agreement	948,964	3,984786
Product revenue net from contract packager	$56,642	$285,144

In August 2013, our pharmaceutical partner began shipping generic pharmaceutical and OTC products to independent pharmacies. For the three months ended September 30, 2013 our partner had sales revenues of $188,232 which generated a gross profit of $132,993. Under our joint operating agreement with our pharmaceutical partner, we received a 12.5% commission on the gross margin which generated commission revenue of $16,625.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

6 -	Receivable, Loan Receivable and other Assets – Contract Packager

Beginning in fiscal year 2011, the Company loaned money to its Contract Packager in an unsecured, non-interest bearing loan which has no stipulated repayment terms as the loan was made pursuant to an oral agreement. The outstanding balance at September 30, 2013 and December 31, 2012, was $717,503 and $743,503 respectively. On September 14, 2012 the Company entered into a letter of intent agreement to purchase the Contract Packager. Upon closing on the letter of intent agreement the loan receivable would be eliminated. Management had determined that the outstanding balance should be fully reserved as of December 31, 2012. This loan was written off in the quarter ending September 30, 2013 (see Note 9).

As of September 30, 2013, the outstanding receivable balance is $980,428 which consists of a receivable for PO financing, revenue earned on DLA sales and monthly payments (see Notes 5 and 15).

The Company also had outstanding receivables from its Contract Packager which consist of receivables for DLA sales in the amount of $459,408 and inventory that was prepaid in the amount of $751,591 for a total amount of $1,210,999 as of September 30, 2013. Management has also determined that the outstanding balance should be fully reserved as of June 30, 2013, (see Note 14) which was written off in the quarter ending September 30, 2013 (see Note 9).

The Company also had a $200,000 deposit in other assets as of December 31, 2012 which it considered a stand still fee and was to be applied towards future royalty payments. In March of 2013, the Company reserved against this deposit since there is uncertainty concerning the royalty agreement with its Contract Packager, as this amount may never be applied to future royalty payments or otherwise recovered (see Note 14). This deposit was written off in the quarter ending September 30, 2013 (see Note 9).

7 -	Other Receivable – Pharmaceutical partner

During the three months period ended September 30, 2013, the Company loaned money to its pharmaceutical partner pursuant to an oral agreement. Terms agreed upon are that balances would be paid within 30 days and the interest rate charge are the same as Development 72, LLC (a related party) with an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. The outstanding balance at September 30, 2013 and December 31, 2012, was $42,449 and $0 respectively.

8 -	prepaid expenses and other current assets

The balance at September 30, 2013, and December 31, 2012, was $243,236 and $198,820 respectively. As of September 30, 2013, they consist of $154,000 of non-cash payments for the issuance of 350,000 shares of our common stock for a potential future services (see Note 14), approximately $23,000 for insurance premiums, approximately $45,000 in non-cash payments of stock and warrants issued in prior years that are being amortized over a 3 to 5 year period, and approximately $21,000 in travel and other misc. expenses. As of December 31, 2012, they consist of approximately $108,000 from the issuance of common stock for services to be provided, $24,000, for insurance, and approximately $67,000 for debt issue costs associated with notes obtained in fiscal year 2012.

9 -	Cancellation of Material Definitive Agreement – Acquisition of Contract Packager

On September 6, 2013, the Company and Marlex Pharmaceuticals, Inc., its former Contract Packager, pursuant to which the Company and its former Contract Packager resolved various disagreements that had arisen between the parties on various projects covered by written agreements between the Company and its former Contract Packager, namely (i) the Contract Packager’s agreement with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA), (ii) the parties agreement with respect to the production and packaging of the Company’s RapiMed products and (iii) shares of the Company’s stock issued to the principals of the Contract Packager for consulting services, entered into a settlement agreement. The settlement agreement provided mutual releases, continued the DLA arrangement under modified terms, as well as a partial reimbursement over fifteen months for previous amounts due the Company (see Note 6).

This agreement provided that the Company will provide Marlex with financing through a related party, Development 72 LLC, for the continuance of its pharmaceutical distribution contract with the DLA and for the Contract Packager to make 15 monthly payments to the Company with respect to prior shipments under DLA contract (which had had stopped in May 2013 due to a dispute but have resumed in September 2013). The Company’s percentage of the profits under the DLA contract had been revised in terms of the rate and the number of bottles of product sold to the DLA for which the Company would receive payments.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

To protect our position with respect to the RapiMed product we also terminated the Rapid Melt tablet agreement with the Contract Packager. All development costs through the date of this cancellation agreement have previously been expensed and paid. The Company subsequently entered into a manufacturing and supply contract directly with the manufacturer of this technology (see Note 14).

The principals of the Contract Packager have returned 500,000 shares of common stock of the Company which were previously valued at $50,000, which they had received under consulting agreements and another 400,000 shares issued to them that would be held as security for the payments due to the Company under this September agreement. A portion of the 400,000 shares would be released in equal amounts on a monthly basis as free trading shares to the principals of the Contract Packager. In September 2013, the Company retired the 500,000 shares and reversed the consulting expense previously incurred through additional paid in capital.

10 -	Debt

Debt consists of the following:

			September 30, 2013	December 31, 2012
Convertible note - Vista	1		–	–
Convertible note - JMJ	2	a	6,453	–
Convertible note - Tonaquint	3	b	46,055	–
Convertible note - Gel	4	c	3,670	–
Convertible note - ILIAD	5		–	–
Convertible note - Auctus	6	x	–	23,149
Convertible note - Asher	7	y	–	41,683
Convertible note	8		290,000	290,000
Convertible note	9		–	14,700
Convertible note	10		–	114,700
Convertible note	11		114,700	300,000
Convertible note	12		115,000	–
Convertible note	13		115,000	–
Convertible note	14		85,300	–
Convertible note - Continental	15		–	–
Convertible note - IBC	16	d	18,986	–
Convertible note - JMJ	17	e	12,301	–
Convertible note - JMJ	18	f	10,582	–
Convertible note - JMJ	19	g	8,356	–
Convertible note - Vista	20	h	10,993	–
Convertible note - Gel	21	i	16,712	–
Convertible note - Group Holdings	22	j	8,959	–
Convertible note - Redwood	23	k	8,342	–
Convertible note - Caesar Capital	24	l	14,815	–
Convertible note - JSJ Investments	25	m	12,500	–
Convertible note - Vista	26	n	6,856	–
Convertible note - Beaufort Ventures	27	o	22,404	–
Convertible note - Iconic Holdings	28	p	5,538	–
Convertible note - Caesar Capital	29	q	10,616	–
Convertible note - ARRG Corp	30	r	10,788	–
Convertible note - Iconic Holdings	31	s	7,442	–
Convertible note - Typenex Co.	32	t	17,743	–

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

Convertible note - Beaufort Ventures	33	u	11,202	–
Convertible note - Hyde Park LLC	34	v	1,315	–
Convertible note - Vista	35	w	857	–
Convertible notes payable			993,485	784,232
Less current maturities			(975,742)	(64,832)
Long-term debt			17,743	719,400

Convertible note - Related party	36		80,000	80,000
Convertible note - Related party	37		50,000	50,000
Convertible note - Related party			130,000	130,000

Term loan - Related party	38		381,770	464,837
Less current maturities			(119,814)	(112,021)
Long-term debt			261,956	352,816

Line-of-Credit	39		–	40,059

Total Loan and notes payable			1,505,255	1,419,128
Less current maturities			(1,225,556)	(216,912)
Long-term debt			279,699	1,202,216

Value of discounts :		September 30, 2013	December 31, 2012
JMJ	a	6,747
Tonaquint	b	25,035
GEL	c	1,330
IBC	d	26,014
JMJ	e	12,699
JMJ	f	16,918
JMJ	g	16,644
Vista	h	16,507
GEL	i	33,288
Group Holdings	j	21,041
Redwood	k	16,658
Caesar Capital	l	37,685
JSJ Investments	m	12,500
Vista	n	20,644
Beaufort Ventures	o	27,596
Iconic Holdings	p	20,712
Caesar Capital	q	51,884
ARRG Corp	r	51,712
Iconic Holdings	s	43,808
Typenex	t	209,757
Beaufort Ventures	u	38,798
Hyde Park LLC	v	38,685
Vista	w	51,283
Auctus	x		29,601
Asher	y		21,317

		797,945	50,918

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

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

On July 11, 2013 Vista converted $16,180 of principal and outstanding interest into 179,778 shares of our common stock valued at $174,384 and on June 20, 2013, Vista converted $14,400 of principal into 200,000 shares of our common stock valued at $68,000. As of September 30, 2013 this note was completely converted and the Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $20,367 during the nine months ended September 30, 2013.

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

During the three months period end September 30, 2013, JMJ converted $69,300 of principal into 500,000 shares of our common stock valued at $149,000. In connection with the partial conversion the Company recorded a gain on extinguishment of $47,149 after taking into consideration the carrying value of the note and the corresponding embedded derivative liability related to the note on the conversion date. As of September 30, 2013 the outstanding principal is $13,200. Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative at September 30, 2013 is $18,704. The Company would have been required to issue 183,333 shares of common stock if JMJ converted on September 30, 2013.

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

(3) On February 18, 2013, the Company entered into a securities purchase agreement with Tonaquint, Inc. (“Tonaquint”) pursuant to which Tonaquint purchased an 8% convertible note. The Company received $67,500 in cash for an 8% convertible note payable with a principal amount of $92,500. The note included a 10% discount, we paid a $7,500 finder’s fee and we agreed to pay $10,000 to cover the investor’s legal fees. The accrued interest and principal are due on the maturity date of December 18, 2013. The Company can prepay the note at any time before the maturity date but must pay a 135% of the principal amount outstanding and interest due. The conversion price is equal to 65% of the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion.

During the month of September 2013, Tonaquint converted $21,410 of principal into 251,000 shares of our common stock valued at $48,692. In connection with the partial conversion the Company recorded a gain on extinguishment of $14,263 after taking into consideration the carrying value of the note and the corresponding embedded derivative liability related to the note on the conversion date. As of September 30, 2013 the outstanding principal balance was $71,090. Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative at September 30, 2013 is $48,245. The Company would have been required to issue 698,101 shares of common stock if Tonaquint converted on September 30, 2013

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 1.83% per month (or 22% per annum), compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

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

On September 24, 2013, GEL converted $15,000 of principal into 150,000 shares of our common stock valued at $24,000. In connection with the partial conversion the Company recorded a gain on extinguishment of $8,827 after taking into consideration the carrying value of the note and the corresponding embedded derivative liability related to the note on the conversion date. As of September 30, 2013 the outstanding principal balance is $5,000. Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative at September 30, 2013 is $6,020. The Company would have been required to issue 59,524 shares of common stock if GEL converted on September 30, 2013

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 24% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

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

During three months ended June 30, 2013 the creditor converted $80,982 of the note’s principal note into 607,798 shares of the Company’s common stock valued at $200,749. In connection with the conversion of debt the Company recorded a loss on extinguishment of $44,126.

On July 11, 2013, the holders of the note converted $26,234 of principal into 307,550 shares of our common stock valued at $298,323. In connection with the partial conversion the Company recorded a gain on extinguishment of $16,561 after taking into consideration the carrying value of the note and the corresponding embedded derivative liability related to the note on the conversion date. On August 5, the Company paid $26,380 to retire this note, after taking into consideration the carrying value of the note and corresponding derivative liability related to the note on the conversion date the Company recorded a gain on extinguishment of $147,087.

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

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

The note was due on July 22, 2013 and accrued interest at the rate of 8% per annum. The note was subject a prepayment penalty of $24,054 plus the sum of the principal, accrued but unpaid interest. On April 19, 2013, the Company prepaid the sum of $76,804 to the holder of this $52,750 convertible note payable. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $51,915.

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

The note was due on May 8, 2013 and accrued interest at the rate of 8% per annum. The note was subject a prepayment penalty of $27,321 plus the sum of the principal, accrued but unpaid interest. On February 1, 2013, the Company prepaid the debt at a penalty and relieved the derivative for $90,561. The extinguishment of this debt resulted in a gain of $51,255.

(8) On May 7, 2012, the Company received $320,000 in cash for one convertible promissory note payable. In September 2012 the Company prepaid $30,000 of the principal and by mutual consent the holder of the note and the Company agreed to reduce the monthly interest expense to 1% from 2%, in cash, or common stock of the Company at $0.25 per share, at the option of the lender effective July 2012. The maturity date of this note was also extended two months until January 7, 2014. There is no required principal payment on the note until maturity. The note can be extended by mutual consent of the lender and the Company. Our Contract Packager also co-signed this note. In addition, on December 18, 2012, by mutual consent with the Company the lender agreed to reduce the royalty payment to 1.8% on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly commencing December 31, 2012, and as of December 31, 2012, the Company had accrued $42,000 in royalties. In first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and the Company recorded an expense of $70,000 in the quarter and in the second quarter 2013 the Company issued another 125,628 shares of its common stock as payment for the royalty expense, for the six months ended June 30 2013 the company has recorded royalty expense of $132,730. Collateral for this loan also includes 1,400,000 shares of the Company’s common stock. Interest expense for the three months and nine months ended September 30, 2013 and 2012 was $8,581 and $28,800 and $25,742 and $47,880, respectively. The balance of this 1% note at September 30, 2013 is $290,000.

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

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares which we have deemed to be an instrument which requires us to value an embedded derivative. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note, the debt discount was valued at $114,700 and the Company expensed the difference of $40,224 to interest expense.

During the three month period ended June 30, 2013 the creditor converted $97,200 of the note’s principal note into 909,856 shares of the Company’s common stock and on June 4, 2013 the company paid the creditor $22,030 to extinguish the remaining balance. The extinguishment of debt resulted in a gain on extinguishment of $17,478.

(11) On March 12, 2012 the holder of two other convertible notes, totaling $300,000, agreed to extend the maturity dates of these notes to January 30, 2014 and agreed to reduce the interest rate from 2% per month to 1% per month. The principal portion of this convertible notes can be converted into common stock at any time at the rate of $.25 per share at the option of the lender. On March 20, 2013 the Company converted $40,000 of a $100,000 1% per month convertible note into a new $40,000 6% annual convertible note with a variable conversion rate resulting in a loss on extinguishment of $2,422, see (6) above for details. On April 8 2013 the Company converted $60,000 of a $260,000 1% per month convertible note into a new $60,000 (part of a $131,700 note) 10% annual convertible note with a variable conversion rate see (5) above for details. Also on April 18, 2013 $85,300 of the remaining $200,000 1% per monthly convertible note with a fixed conversion rate was converted into a new $85,300 with a variable conversion rate see note (11-1) below. The balance of this 1% fixed rate note at September 30, 2013 is $114,700.

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

(12) On April 8, 2013 the Company entered into a securities purchase agreement in which the Company received $103,200 in cash for a 12% convertible note payable with a principal balance of $115,000. The note did not include a discount but we did pay an $11,800 fee for services. The interest shall be paid monthly in the amount of $1,115. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.18 per share at the option of the lender. The Company incurred interest expense for the three months and nine months ended September 30, 2013, $3,450 and $6,588, respectively. The balance of this note at September 30, 2013 is $115,000.

(13) On April 8, 2013 the Company entered into a securities purchase agreement in which the Company received $114,700 in cash for a 12% convertible note payable with a principal balance of $115,000. The note did not include a discount and the interest shall be paid monthly in the amount of $1,115. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.18 per share at the option of the lender. The Company incurred interest expense for the three months and nine months ended September 30, 2013, $3,450 and $6,588, respectively. The balance of this note at September 30, 2013 is $115,000.

(14) On April 29, 2013 the Company entered into a securities purchase agreement in which the Company received $85,300 in cash for a 12% convertible note payable with a principal balance of $85,300. The note did not include a discount and the interest shall be paid monthly in the amount of $850. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.18 per share at the option of the lender. The Company incurred interest expense for the three months and nine months ended September 30, 2013, $2,550 and $4,289, respectively. The balance of this note at September 30, 2013 is $85,300.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

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

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 161.4% to 166.5%, risk-free interest rate of .12% and expected life of 12 and 10 months. The fair value of the derivative at the date issued amounted to $44,549. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $33,000 and the Company expensed the difference of $11,549 to interest expense.

On September 24, 2013, Continental received payment for extinguishment of this note from a third party in the amount of $52,140. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $55,264 and included a prepayment fee of $17,380. The Company issued a new convertible note to the third party see note 35 below for details.

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

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 157.2% to 165.1%, risk-free interest rate of .12% and expected life of 12 and 10 months. The fair value of the derivative at the date issued amounted to $50,505 and was revalued at September 30, 2013 to be $50,465. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $45,000 and the Company expensed the difference of $5,505 to interest expense.

The Company would have been required to issue 500,000 shares of common stock if IBC converted on September 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. The default payment shall be 125% of the outstanding principal, plus accrued but unpaid interest but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

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

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 158.2% to 166.5%, risk-free interest rate of .12% and expected life of 12 and 10 months. The fair value of the derivative at the date issued amounted to $41,093 and was revalued at September 30, 2013 to be $37,143. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $25,000 and the Company expensed the difference of $16,093 to interest expense.

The Company would have been required to issue 347,222 shares of common stock if JMJ converted on September 30, 2013.

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

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 161.9% to 163.5%, risk-free interest rate of .12% and expected life of 12 and 11 months. The fair value of the derivative at the date issued amounted to $61,464 and was revalued at September 30, 2013 to be $41,730. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $27,500 and the Company expensed the difference of $33,964 to interest expense. The Company would have been required to issue 381,944 shares of common stock if JMJ converted on September 30, 2013.

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

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 163.8% to 163.5%, risk-free interest rate of .12% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $143,473 and was revalued at September 30, 2013 to be $38,338. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $25,000 and the Company expensed the difference of $118,473 to interest expense. The Company would have been required to issue 347,222 shares of common stock if JMJ converted on September 30, 2013.

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

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 162.3% to 163.6%, risk-free interest rate of .12% and expected life of 12 and 11 months. The fair value of the derivative at the date issued amounted to $49,987 and was revalued at September 30, 2013 to be $41,503. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $27,500 and the Company expensed the difference of $22,487 to interest expense.

The Company would have been required to issue 381,944 shares of common stock if Vista converted on September 30, 2013.

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

(21) On May 31, 2013, the Company entered into a securities purchase agreement with GEL, Properties, LLC (“GEL”) pursuant to which GEL purchased from the Company a 6% convertible note. The Company received $42,500 in cash for a 6% convertible note payable with a principal amount of $50,000. We did pay $7,500 for professional fees. The accrued interest and principal are due on the maturity date of May 14, 2014. The conversion price is equal to a 30% discount to the lowest closing trading prices of the Company’s common stock at the close of trading during the 5 trading day period prior the date of the notice of conversion. The conversion price may be adjusted downward if, within 3 business days of the transmittal of the notice, the Company’s common stock has a closing bid which is 5% or lower than that set forth in the notice of conversion. There is a prepayment charge of 150% of the principal amount and accrued interest with a 5 day written notification. Collateral for this loan also includes 2,060,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 161.6% to 163.5%, risk-free interest rate of .12% and expected life of 12 to 11 months. The fair value of the derivative at the date issued amounted to $46,683 and was revalued at September 30, 2013 to be $44,337. The debt discount associated with this derivative is being amortized over the life of the note.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

The Company would have been required to issue 455,927 shares of common stock if GEL converted on September 30, 2013.

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

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 163.6% to 163.8%, risk-free interest rate of .12% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $62,928 and was revalued at September 30, 2013 to be $38,650. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $30,000 and the Company expensed the difference of $32,928 to interest expense.

The Company would have been required to issue 363,636 shares of common stock if Holdings converted on September 30, 2013.

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

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 160.9% to 154.9%, risk-free interest rate of .12% and expected life of 6 and 5 months. The fair value of the derivative at the date issued amounted to $47,539 and was revalued at September 30, 2013 to be $42,394. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $25,000 and the Company expensed the difference of $22,539 to interest expense. The Company would have been required to issue 378,788 shares of common stock if Redwood converted on September 30, 2013.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

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

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 159.3% risk-free interest rate of .12% and expected life of 6 months. The fair value of the derivative at the date issued amounted to $77,406 and was revalued at September 30, 2013 to be $40,825. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $50,000 and the Company expensed the difference of $24,906 to interest expense. The Company would have been required to issue 558,511 shares of common stock if Caesar converted on September 30, 2013.

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

(25) On July 1, 2013, the Company entered into a securities purchase agreement with JSJ Investments (“JSJ”) pursuant to which JSJ purchased from the Company a 10% convertible note. The Company received $25,000 in cash for a 10% convertible note payable with a principal amount of $25,000. The accrued interest and principal are due on the maturity date of December 31, 2013. The conversion price is equal to a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 125% of the principal amount at any time before maturity date.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 159.3% risk-free interest rate of .07% and expected life of 6 months. The fair value of the derivative at the date issued amounted to $70,320 and was revalued at September 30, 2013 to be $26,229. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $25,000 and the Company expensed the difference of $45,320 to interest expense. The Company would have been required to issue 328,947 shares of common stock if Caesar converted on September 30, 2013.

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

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

(26) On July 1, 2013, the Company entered into a securities purchase agreement with Vista Capital Investments LLC (“Vista”) pursuant to which Vista purchased from the Company a 10% convertible note. The Company received $25,000 in cash for a 10% convertible note payable with a principal amount of $27,500, which note included a 10% discount. The accrued interest and principal are due on the maturity date of July 1, 2014. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 163.4% risk-free interest rate of .12% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $125.873 and was revalued at September 30, 2013 to be $42,259. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $25,000 and the Company expensed the difference of $100,873 to interest expense. The Company would have been required to issue 381,944 shares of common stock if Vista converted on September 30, 2013.

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

(27) On July 20, 2013, the Company entered into a securities purchase agreement with Beaufort Ventures PLC (“Beaufort”) pursuant to which Beaufort purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $50,000. We did pay a $5,000 finder’s fee. The accrued interest and principal are due on the maturity date of January 10, 2014. The conversion price is equal to a 40% discount to the lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount outstanding and interest due at any time prior to maturity date.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 161.8% risk-free interest rate of .07% and expected life of 6 months. The fair value of the derivative at the date issued amounted to $127,438 and was revalued at September 30, 2013 to be $50,803. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $50,000 and the Company expensed the difference of $77,438 to interest expense. The Company would have been required to issue 555,556 shares of common stock if Beaufort converted on September 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 20% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

(28) On July 15, 2013, the Company entered into a securities purchase agreement with Iconic Holdings, LLC (“Iconic”) pursuant to which Iconic purchased from the Company a 10% convertible note. The Company received $22,500 in cash for a 10% convertible note payable with a principal amount of $26,250. We did pay a $3,750 finder’s fee. The accrued interest and principal are due on the maturity date of July 14, 2013. The conversion price is equal to a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time within 90 days of the effective date, 125% of the principal and outstanding interest any time 91 to 150 days of the effective date and 130% of the principal amount outstanding and interest due at any time 151 days until 180 days and no rights to prepayment after 180 days. .

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 187.6% risk-free interest rate of .12% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $40,381 and was revalued at September 30, 2013 to be $38,140. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $26,250 and the Company expensed the difference of $14,131 to interest expense. The Company would have been required to issue 345,395 shares of common stock if Iconic converted on September 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 20% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

(29) On July 30, 2013, the Company entered into a securities purchase agreement with Caesar Capital Group, LLC (“Caesar”) pursuant to which Caesar purchased from the Company an 8% convertible note. The Company received $60,000 in cash for an 8% convertible note payable with a principal amount of $62,500 and we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of July 30, 2014. The conversion price is equal to the lesser of $.264 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time 330 days of the effective date.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 188.5% risk-free interest rate of .12% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $115,975 and was revalued at September 30, 2013 to be $91,219. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $62,500 and the Company expensed the difference of $53,475 to interest expense. The Company would have been required to issue 822,368 shares of common stock if Caesar converted on September 30, 2013.

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

(30) On July 29, 2013, the Company entered into a securities purchase agreement with ARRG CORP. (“ARRG”) pursuant to which ARRG purchased from the Company an 8% convertible note. The Company received $60,000 in cash for an 8% convertible note payable with a principal amount of $62,500. The note did not include a discount, but we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of July 29, 2014. The conversion price is equal to the lesser of $.264 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time within 330 days of the effective date. There is no right to prepayment after 331 days. Collateral for this loan also includes 1,562,000 shares of the Company’s common stock.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 188.7% risk-free interest rate of .12% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $128,968 and was revalued at September 30, 2013 to be $91,154. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $62,500 and the Company expensed the difference of $66,468 to interest expense. The Company would have been required to issue 822,368 shares of common stock if ARRG converted on September 30, 2013.

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

(31) On August 8, 2013, the Company entered into a securities purchase agreement with Iconic Holdings, LLC (“Iconic”) pursuant to which Iconic purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $51,250. We paid $6,250 for professional fees. The accrued interest and principal are due on the maturity date of August 8, 2014. The conversion price is equal to 60% of the average of the three lowest market trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 20% premium of the principal amount and interest at any time before 90 days from issuance, a 30% premium of the principal amount outstanding and interest due at any time 91 days until 150 days of the effective date and 40% premium of the principal amount outstanding and interest due at any time 151 days until 180 days and after 180 this note may not be prepaid without prior consent of the holder. Collateral for this loan also includes 750,000 shares of the Company’s common stock

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 187.5% risk-free interest rate of .12% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $58,266 and was revalued at September 30, 2013 to be $74,952. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $51,250 and the Company expensed the difference of $7,016 to interest expense. The Company would have been required to issue 674,342 shares of common stock if Iconic converted on September 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 20% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

(32) On August 16, 2013, the Company entered into a securities purchase agreement with Typenex Co. Investments LLC (“Typenex”) pursuant to which Typenex purchased from the Company an 8% convertible note. The Company received $180,000 in cash for an 8% convertible note payable with a principal amount of $227,500. We did incur a discount fee of $20,000 and paid a fee of $7,500 and a finder’s fee of $20,000. The accrued interest and principal are due on the maturity date of March 16, 2015. The conversion price is equal to a 35% discount to the average of the three lowest volume-weighted average trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior the date of the notice of conversion. There is a prepayment charge of 135% of the principal amount outstanding and interest due at any time prior to maturity date.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 185.4% risk-free interest rate of .12% and expected life of 19 months. The fair value of the derivative at the date issued amounted to $336,177 and was revalued at September 30, 2013 to be $343,460. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $227,500 and the Company expensed the difference of $128,677 to interest expense. The Company would have been required to issue 2,812,562 shares of common stock if Beaufort converted on September 30, 2013.

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

(33) On August 20, 2013, the Company entered into a securities purchase agreement with Beaufort Ventures PLC (“Beaufort”) pursuant to which Beaufort purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $50,000. We did pay a $5,000 finder’s fee. The accrued interest and principal are due on the maturity date of February 20, 2014. The conversion price is equal to a 40% discount to the lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount outstanding and interest due at any time prior to maturity date.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 203.0% risk-free interest rate of .07% and expected life of 6 months. The fair value of the derivative at the date issued amounted to $56,037 and was revalued at September 30, 2013 to be $52,023. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $50,000 and the Company expensed the difference of $6,037 to interest expense. The Company would have been required to issue 555,556 shares of common stock if Beaufort converted on September 30, 2013.

This note contains a cross-default provision, which means if the Company is in breach or default on any loan agreement the holder of this note, at its option, can consider this note in default. If this note is considered in default all unpaid principal and interest is due immediately if not cured within the applicable cure period. This note shall thereafter accrue interest at the rate of 20% per annum, compounding daily, but in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law.

(34) On September 18, 2013, the Company entered into a securities purchase agreement with Hyde Park LLC (“Hyde”) pursuant to which Hyde purchased from the Company a 12% convertible note. The Company received $37,500 in cash for a 12% convertible note payable with a principal amount of $40,000. We did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of September 18, 2014. The conversion price is equal to a 42.5% discount to the lowest trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior the date of the notice of conversion. There is a prepayment charge of 25% of the principal amount and interest at any time before 30 days from issuance, a 35% premium of the principal amount outstanding and interest due at any time 31 days until 179 days of the effective date and 45% of the principal amount outstanding and interest due at any time after 180 days from the effective date. Collateral for this loan also includes 1,500,000 shares of the Company’s common stock

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 187.9% risk-free interest rate of .12% and expected life of 12 months. The fair value of the derivative at the date issued amounted to $55,661 and was revalued at September 30, 2013 to be $54,788. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $40,000 and the Company expensed the difference of $15,661 to interest expense. The Company would have been required to issue 496,894 shares of common stock if Hyde converted on September 30, 2013.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

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

(35) On September 24, 2013, the Company entered into a securities purchase agreement with Vista Capital Investments LLC (“Vista”) pursuant to which Vista purchased from the Company a 12% convertible note. On behalf of the Company Vista prepared a $33,000 convertible note paying Continental $52,140. The Company issued to Vista for a 12% convertible note payable with a principal amount of $52,140. The accrued interest and principal are due on the maturity date of December 31, 2013. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion.

Since this note has a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 239.0% risk-free interest rate of .12% and expected life of 3 months. The fair value of the derivative at the date issued amounted to $81,097 and was revalued at September 30, 2013 to be $71,516. The debt discount associated with this derivative is being amortized over the life of the note, but since the derivative liability at date of issuance was greater than the principal amount of the note the debt discount was valued at $52,140 and the Company expensed the difference of $28,957 to interest expense.

The Company would have been required to issue 724,167 shares of common stock if Vista converted on September 30, 2013.

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

(36) In March 2012, the Company and lender, a company owned by the Company’s president and CEO, mutually agreed to extend the maturity date of $80,000 of notes to January 30, 2014 and decrease the interest rate from 2% per month to 1% per month effective October 1, 2012. The principal portion of this convertible note can be converted into common stock at any time at the rate of $.25 per share at the option of the lender. Interest expense for the three months and nine months period ended September 30, 2013 and 2012, was $800,and $2,400 and $1,600 and $4,800, respectively.

(37) On May 1, 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or common stock of the Company at $0.25 per share, at the option of the lender. There is no required principal payment on the note until maturity which is January 30, 2014. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.25 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Our Contact Packager also co-signed this note. Additionally, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly beginning December 31, 2012. As of December 31, 2012, the Company has accrued $10,500 in royalties. In first quarter 2013 the Company issued 130,555 shares of its common stock for payment of royalty expense and recorded a royalty expense of $17,500 for the first quarter 2013. In the second quarter of 2013 the Company issued 29,139 shares of its common stock for payment of royalty expense and recorded a royalty expense of $21,535. Interest recorded in the three months and nine months period ended as of September 30, 2013 was $1,500 and $4,500, respectively. Collateral for this loan also includes 200,000 shares of the Company’s common stock.

(38) On August 15, 2012, the Company entered into a four year term loan agreement in the amount of $500,001 with Development 72, LLC (a related party) for the purpose of funding the inventory purchases of RapiMed rapidly dissolving formulation products. This loan bears interest at the rate of 9% per annum, with 48 equal monthly installments of interest and principal payments of $12,443 and matures on August 15, 2016. The Company may prepay the loan, in full or in part, subject to a prepayment penalty equal to 5% of the amount of principal being prepaid. The loan is secured by the assets of the Company.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

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

Interest expense associated with this note for the three months and nine months period ended September 30, 2013, was approximately $9,016 and $28,915. The outstanding balance at September 30, 2013 and December 31, 2012, was $381,770 and $464,837, respectively with the current liability balance of $119,814 and $112,021, respectively.

(39) On October 19, 2011, the Company was approved for a line of credit from Wells Fargo Bank. This line of credit will allow the Company to borrow up to a maximum of $85,000, at an interest rate of prime plus 1% through June 30, 2012, and prime plus 6.25% annually after June 30, 2012. The line is secured by a personal guarantee by the Company’s CEO. During the year ended December 31, 2012, the Company borrowed funds under this line of credit ranging from $10,000 to $65,000. The outstanding borrowings under this line of credit at September 30, 2013 and December 31, 2012 are $0 and $40,059, respectively. The Company incurred interest expense under this line of credit of approximately $937 and $2,406 and $147 and $1,100 for the three months and nine months period ended September 30, 2013 and 2012, respectively.

OTHER

On March 20, 2013, the Company received $35,200 in cash for the sale of a 12% annual interest convertible note with a principal amount of $40,000. We paid $2,000 to cover the investor’s legal fees and $2,800 was paid directly to a third party on the Company’s behalf. Interest was payable monthly in the amount of $400. The unpaid interest and principal were due on the maturity date of March 20, 2014. On April 8, 2013, the Company converted this $40,000 1% per month convertible note into a 6% annual convertible note with a variable conversion rate. During April 2013, the creditor converted this $40,000 note into 257,942 shares of the Company’s common stock valued at $82,224.

11 -	Derivative Financial Instruments

Derivative liabilities consist of convertible notes with features that could result in the note principal being converted to a variable number of the Company’s common shares. The fair value of the embedded derivative associated with these notes was determined by using the Black-Scholes pricing model with the following assumptions:

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

As of :	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Volatility	61.7% - 63.7%	38.9% - 169.4%	38.9% - 179.4%	159.3% - 252.9%
Expected life (in years)	.5 – 2.5	.27 – 1	.19 – 1	.25 – 1.6
Risk-free interest rate	.12% - .35%	.12% - .17%	.12% - .14%	.07% - .12%
Dividend yield	0.00%	0.00%	0.00%	0.00%

These derivative financial instruments are indexed to an aggregate of 13,176,251 and 702,852, respectively, shares of the Company’s common stock as of September 30, 2013 and December 31, 2012 and are carried at fair value using level 2 inputs. The balance at September 30, 2013 and December 31, 2012 was $1,384,898 and $94,477, respectively.

Activity during the current period is as follows:

Derivative liabilities at December 31, 2012	$94,477

New derivative liabilities issued in first quarter 2013	205,384
Extinguishment (note 10)	(98,321)
Revalue at reporting period	6,864
Derivative liabilities at March 31, 2013	$208,404

New derivative liabilities issued in second quarter 2013	1,004,732
Extinguishment (note 10)	(781,411)
Revalue at reporting period	1,475,322
Derivative liabilities at June 30, 2013	$1,907,047

New derivative liabilities issued in third quarter 2013	1,196,194
Extinguishment (note 10)	(471,455)
Revalue at reporting period	(1,246,888)

Derivative liabilities at September 30, 2013	$1,384,898

The significant fluctuations in the revaluation of derivative liabilities at September 30, 2013 relate partially to the Company having sufficient trading activity to utilize the actual SCRC volatility as an assumption when computing the fair value of derivative liabilities. The Company had previously estimated the volatility assumption by averaging the volatility of three similar entities which resulted in a lower volatility. The increase in value of the volatility assumption has led to a higher valuation of derivative liabilities associated with the convertible notes payable, disclosed in Note 10.

12 -	Convertible Preferred Stock

Convertible Preferred Stock

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to a related party. The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and are payable quarterly when the Company has positive equity and earnings per Delaware General Corporation Law. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744). (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issues non-exempted common shares at a price below $.1744. At September 30, 2013 and December 31, 2012 these convertible preferred stock shares can be converted into 5,980,504 shares of the Company’s common stock. (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing. (f) Exempted securities – no anti-dilution protection for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

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

Since this Series A Preferred Stock has liquidation preference which is outside the control of the Company it was not recorded in the stockholders' deficit section but rather as mezzanine equity in the condensed balance sheets. Because we also had losses for 2012 and for the nine months ended September 30, 2013 and an accumulated deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability. However, in accordance with privileges of the Series A Preferred stock, as noted above, the Company shall continue to accrue dividends regardless of declaration by the Board of Directors. We had a stockholders’ deficit of $3,896,215 at September 30, 2013. Since we did not generate net income in the first three quarters of 2013 and fiscal year 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder, and as such, dividends will be accrued. As of September 30, 2013 we have accrued $166,880 which is classified as a long-term liability in the condensed balance sheet. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid.

13 -	Stockholders’ Deficit

Common Stock

General

The common stock shares have a par value of $.001 per share and the Company is authorized to issue 150,000,000 shares, each share shall be entitled to cast one vote for each share held at all stockholders’ meeting for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

The Company issued 2,886,012 restricted shares of common stock for cash proceeds of $245,697 during the nine month period ended September 30, 2013. Of the total shares issued for cash in 2013, 400,000 of these shares were issue to a related party for cash proceeds of $8,000.

The Company issued 7,636,583 restricted shares of its common stock to non-employees for services rendered or to be rendered during the nine month period ended September 30, 2013. These services were valued at $3,007,783 and the Company charged its operations $125,175 in first quarter, $1,000,680 in second quarter and 1,881,928 in third quarter of 2013. Of the total shares issued for services in 2013, 600,000 of these shares were issue to a related party for services valued at $155,400.

The Company issued 673,528 restricted shares of its common stock to non-employees for payment of royalties due during the nine month period ended September 30, 2013. The payment of royalties was valued at $235,845.

The Company issued 4,478,341 shares of its common stock for the conversion of $1,444,348 of principal and interest of our convertible notes payable during the nine month period ended September 30, 2013.

The Company issued 350,000 shares of its common stock for a prepaid service which will be expensed upon completion of the services, with this service valued at $154,000 during the nine month period ended September 30, 2013 (see Note 14).

The Company retired 600,000 shares of its common stock that was previously issued in 2012 and 2013. The value was determined to be $76,500. The Company received and retired 500,000 shares from the Contract Packager as part of a settlement agreement (see Note 9). These shares were valued at $50,000 in 2012 when issued and we reversed the consulting expense for this value . 100,000 shares issued in September 2013 were also returned and retired during the third quarter 2013.

Warrants

The Company issued 333,633 shares of its common stock for a cashless exercise of warrants during the three and nine month period ended September 30, 2013. The holders of the warrants forfeited 478,440 shares of common stock under the warrant in the cashless exercise.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

No new warrants were issued during the three and nine month period ended September 30, 2013.

Options

On September 11, 2013 the Company issued 2,000,000 options to a consultant for services provided. The warrants vested immediately and will expire 3 years from the date of issuance. The option price is $.15 and the the fair value of these warrants is $206,689 which was expensed to professional fees during the third quarter of 2013.

14 -	Commitments and Contingencies

In May 2013, the Company signed a “Development, Manufacturing and Supply Agreement” with a pharmaceutical manufacturer to develop and manufacture our 80mg and 160mg Acetaminophen Rapid melt tablets. The initial term of the agreement is two years with an option to a one five year contract extension. In addition to development and scale up costs, the Company will pay up to $150,000 to license the technology during the first two years. In order to maintain exclusivity rights for the technology the Company must purchase a minimum of 10,000,000 tablets each of the 80mg and 160mg tablets in the first year and 16,500,000 tablets for both 80mg 160mg in the second year. After the second year annual volume requirements need to be achieved for the Company to maintain exclusivity of the license. Upon approval of sample batches and stability testing the Company anticipates launching this orally disintegrating tablet in the first half of the year in 2014, but the timing will be dependent on funding and getting production of product approved.

The Company entered into a two year distribution agreement in which all Rapid Melt sales are subject to a 10% commission. The marketing and distribution rights are exclusive as long as sales quotas are achieved.

Previously, the Company had entered into a Product Development, Manufacturing and Supply Agreement with Marlex Pharmaceuticals, Inc. (the Contract Manufacturer or Marlex) in March 2010. The Contract Manufacturer was to develop rapid melt tablets in accordance with the specifications of the agreement with the Company responsible for all associated costs with the proprietary rights owned by the Company. The Company and the Contract Manufacturer agreed upon a projected product cost to be paid to the Contract Manufacturer as well as 7% of gross profits for the term of the agreement. The Company can terminate this agreement and did so in the quarter ended September 30, 2013 (see note 9). All development costs through the date of notice have previously been expensed and paid.

The holders of a $250,000 convertible note which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see Note 10) are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. Shipments for this product are expected to occur in first half of year in 2014.

The holder of a $320,000 note (see note 10 #8) are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly and as of December 31, 2012, the Company had accrued $42,000 in royalties. In the first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and in the second quarter of 2013, the Company issued 58,278 shares of its common stock as payment for the royalty expense. In additions a holder of a $50,000 note payable (see note 10), a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. The Company had accrued $10,500 in royalties as of December 31, 2012, and in first quarter 2013 the Company issued 130,555 shares of its common stock for payment of royalty expense. In the second quarter the Company issued 29,139 shares of its common stock for payment of royalty expense and the Company has recorded a royalty expense of $30,600 and $213,945 for the three months and nine months period ended September 30, 2013, respectively.

On September 27, 2012, the Company entered into a 12 month service/consulting agreement with Olympic Capital Group (“OCG”) for the purpose and intent to introduce the Company to sources which can help the Company grow its business through joint ventures, purchase orders, licensing and/or royalty agreements, marketing the Company’s products, and/or to sell its business. This agreement expired in October 2013. With respect to a, c, d, e, f, there were no obligations triggered up through the expiration date.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

The fees associated with the OCG agreement are as follows:

a) To pay a cash consulting fee of 8% of the gross revenue derived by the Company for any transaction entered into from a source that OCG introduced. Such transaction are a joint venture, or a licensing or royalty agreement, or other agreement involving the sales or licensing or royalty or other revenue-producing agreement regarding the Company’s products or technology or services.

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

e) When a transaction described in section (a), (c) or (d) above is completed, then in addition to the compensation described above the Company agrees to pay OCG a monthly consulting fee of $5,000 for a 24 month period beginning on the first day of the first month after the closing of the transaction.

f) Also when a transaction described in section (a), (c) or (d) above is completed, the Company agrees to an equity interest payment of 6% of the combined present and projected future value of the transaction, which value will be ascertained and delivered to the Company and OCG at least ten days before the closing of the proposed transaction.

In July of 2013, the Company entered into a memorandum of understanding (“MOU”) with a Forbes Investments LTD (“Forbes”) to provide future services. Upon the signing of this MOU agreement the Company issued 350,000 shares of our Company’s common stock to two parties of this agreement. The value of the common stock at issuance was $154,000 and this amount was recorded to prepaid and will be expensed once services have been provided. The MOU agreement has a 12 month exclusivity clause, a two-way break-up fee of $50,000 in cash or securities at 50% of market rate upon 30 day running average of termination. Upon successfully completing the goal of this agreement the two parties of this Forbes agreement are entitled to each receive 200,000 shares of ScripsAmerica’s common stock and also shall be entitled to receive 25,000 shares of our common stock per $250,000 financing arranged from any source up to $5 million during the first 12 months of this agreement.

On October 15, 2013, the Board of Directors approved a revised compensation plan for our CEO, Robert Schneiderman and our CFO, Jeffrey Andrews, contingent on the Company raising $4 million, via equity, debt or a combination of both. Contingent on raising the $4 million, compensation would be as follows: CEO annual salary $200,000, CFO annual salary $192,000, and both would receive 50,000 options quarterly at 120% of our market price on the date granted with a one year vesting period.

On October 15, 2013, the Board of Directors approved additional compensation to Board members in the form of issuance of stock options. Board members shall be granted 100,000 stock options for each year served commencing in 2012. The chairman of the Board shall be granted 135,000 for each year served. The effective date is October 7, 2013, the options vest immediately and the option price will be 110% of the market price on the grant date. Additionally, for each board meeting attended 10,000 options will be granted and for each committee meeting, an additional 5,000 options will be granted.

15 -	Purchase Order Financing with related party

In June 2012, the Company entered into a purchase order finance agreement with Development 72, a major stockholder of the Company which is controlled by a member of the Board of Directors. The agreement will allow the Company to borrow up to $1.2 million on a case by case basis, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the nine months ended June 30, 2013, the Company financed $3,218,129 of its purchase orders and incurred an interest expense of $59,767. As of September 30, 2013 and December 31, 2012, the unpaid purchase order finance balance was $906448 and $570,000, respectively, and accrued fees and interest are $21,249 and $8,280, respectively.

16 -	Concentrations

During the three month and nine month periods ended September 30, 2013, the Company purchased product from two suppliers, and in 2012 the Company purchased approximately 100% of its product packaging from our Contract Packager. A disruption in the availability of product packaging from these two suppliers could cause a possible loss of sales, which could adversely affect our operating results.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

The Company derived $73,267 or 100% of its revenue from two customers during the three months ended September 30, 2013, and derived approximately 97% of its revenue from two customers for the nine months ended September 30, 2013. During the three month period ended September 30, 2012, three customers accounted for 100% of the $1,014,000 in sales revenue. For the nine months period ended September 30, 2012 two customers accounted for approximately $3,099,600 or 88% of the total revenue.

As of September 30, 2013, one customer represented 100% of our accounts receivable. As of December 31, 2012, two customers represented 100% of accounts receivable – trade, of which one customer accounted for $175,054, or 60% of the Company’s accounts receivable balance of $290,531.

17 -	Subsequent Events

From October 1, 2013 to November 14, 2013, the Company issued 4,419,856 shares of common stock for the following transactions: a) 160,000 shares for payment of royalty expense valued at $40,000 b) 1,045,333 shares for services performed and to be performed, valued at $278,273 c) 3,214,523 shares for conversion of a $132,000 convertible note payable.

On October 4, 2013, the Company entered into a securities purchase agreement with a company pursuant to which the company purchased from the Company a 10% convertible note. The Company received $47,500 in cash for a 10% convertible note payable with a principal amount of $50,000. The note included a discount of $2,500. The accrued interest and principal are due on the maturity date of April 4, 2014. The conversion price is equal to 55% of the lowest market prices on trades of the Company’s common stock during the 20 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 130% of the principal amount.

On October 11, 2013, the Company entered into a financing agreement with GEM Global Yield Fund Limited ("GEM Global") and a related party to provide funding to the Company of up to $2 million. Under the terms of the financing agreement, the Company may sell restricted shares of its common stock to GEM Global, subject to the satisfaction of certain conditions, at a purchase price to be negotiated between the Company and GEM Global pursuant to section 4(2) and/or rule 506 of Regulation D. The Registrant will use the capital raised from the financing agreement primarily to fund the manufacturing and marketing of its RapiMed® children's pain reliever domestically and internationally, as well as for working capital. As of November 14 there were no shares issued for funding.

In connection with entering into the financing agreement, the Company issued to 590 Partners Capital, LLC (“590 Partners”) and GEM Global six (6) common stock purchase warrants to purchase collectively up to ten million (10,000,000) shares of the Company’s common stock. Each of GEM Global and 590 Partners received (i) a warrant exercisable to purchase 2,000,000 shares of common stock at an exercise price of $0.41, (ii) a warrant exercisable to purchase 1,500,000 shares of common stock at an exercise price of $0.55 and (iii) a warrant exercisable to purchase 1,500,000 shares of common stock at an exercise price of $0.75. All of the warrants expire on October 10, 2018 and are only exercisable on a cash basis (they do not contain any cashless exercise provisions). Additionally, the Company granted registration rights to 590 Partners and GEM Global to register the resale of the shares underlying the warrants. These warrants have price protection features and accordingly will require embedded derivative accounting which will establish a derivative liability.

On October 18, 2013, the Company entered into a purchase agreement with P.I.M.D. International, LLC (“PIMD”) and Vanessa Gonzalez, the sole member of PIMD (the “Seller”), pursuant to which the Company agreed to purchase 90% of the outstanding membership units from the Seller for a purchase price of $262,000. Upon the execution of the purchase agreement, the Company paid a deposit of $37,000 on the purchase price, of which (i) $25,000 is non-refundable unless the Company terminates the purchase agreement as a result of a material breach by the Seller or PIMD and (ii) $12,000 is refundable if the Seller terminates the purchase agreement or refuses or neglects to close. The balance of the purchase price of $225,000 will be paid at closing.

The closing will take place promptly upon the (a) Seller entering into an employment agreement satisfactory to the Company (which occurred on October 18, 2013) and (b) PIMD (with the Company as the 90% owner) has received governmental licenses from the (i) U.S. Drug Enforcement Agency (Controlled Substances Registration Certificate), (ii) Florida Department of Business and Professional Regulation (Prescription Drug Wholesale Distributor license) and (iii) the Florida Department of Health (acknowledgement of Seller as Certified Designated Representative). The Company expects that it will take 12 weeks to secure these licenses.

SCRIPSAMERICA, INC.

Notes to Condensed Financial Statements (Unaudited)

For the nine months ended September 30, 2013

On October 23, 2013, the Company entered into a securities purchase agreement with a company pursuant to which the company purchased from the Company a 8% convertible note. The Company received $44,500 in cash for a 10% convertible note payable with a principal amount of $50,000. The note did not include a discount, but we paid $5,500 for professional fees. The accrued interest and principal are due on the maturity date of October 23, 2014. The conversion price is equal to 60% of the lowest VWAP prices on trades of the Company’s common stock during the 20 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 130% of the principal amount.

On November 4, 2013, the Company entered into a securities purchase agreement with Seaside 88, L.P. ("Seaside") pursuant to which the Company agreed to sell, and Seaside agreed to purchase, up to seven million (7,000,000) restricted shares of the Company’s common stock in one or more closings. The number of shares to be purchased at each closing will be equal to ten percent (10%) of the aggregate trading volume of shares of the Company’s common stock during normal trading hours for the 20 consecutive trading days prior to each closing. The purchase price for the shares to be purchased by Seaside at each closing will be equal to sixty percent (60%) of the average of “daily average stock price” for the five (5) trading days preceding the date of the closing. The “daily average stock price” for a trading day is equal to the quotient of (a) the sum of the highest and lowest sale price for the trading day divided by (b) two. As of November 14, the requirements for closing have not yet occurred.

The Company had an initial closing under the securities purchase agreement on November 4, 2013, at which the Company sold to Seaside 1,152,514 restricted shares of common stock of the registrant for gross proceeds of $200,537, of which $7,500 was used to pay the legal fees for Seaside and $19,303.74 was paid for a finder’s fee.

On November 8, the Company entered into a written agreement with WholesaleRx (effective retroactively to November 1, 2013) pursuant to which the Company agreed to make an equity investment of $400,000 for 12,000 shares, which represents a 20% interest in Wholesale. The subscription amount will be paid in three installments ($150,000 upon execution of the agreement, $125,000 on December 31, 2013 and $125,000 on February 15, 2014). A proportionate number of the Shares would be released from escrow upon each payment, although the Company will have the full rights of a shareholder as to all 12,000 shares. The agreement also provides ScripsAmerica with a right of first refusal for (i) any proposed transfer of shares by the current owners of WholesaleRx and (ii) financing (debt or equity) by WholesaleRx.

The agreement also provided that ScripsAmerica would provide purchase order financing through a related third party financing source with which it has a pre-existing relationship. Under this arrangement, when WholesaleRx needs to fund the purchase of product to fill an order, ScripsAmerica would secure advances financing from the third party financing source and then turn around and lend the money directly to WholesaleRx, which must repay the advance from ScripsAmerica within 24 calendar days (which is six days before ScripsAmerica must repay the third party financing source). The loans from the Company to WholesaleRx are secured by certain assets of WholesaleRx (including any proceeds from such assets), and WholesaleRx has agreed to indemnify and hold the Company harmless for any claims, charges and demands resulting from or arising out of any purchase order financing.

In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 20% of the gross profit (this in an increase from the current verbal agreement of a 12.5%) for the prior calendar month. If WholesaleRx is late in paying such 20% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid.

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the ability to raise adequate capital on reasonable terms, if at all, to execute the Company’s business plan and other factors referenced in this and previous filings.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included in this document.

Overview

ScripsAmerica, Inc. (www.ScripsAmerica.com) is a provider of efficient pharmaceutical supply chain management services ranging from strategic sourcing to delivering niche generic pharmaceuticals to market. The Company is a Delaware corporation that was formed in May 2008. Currently, ScripsAmerica’s primary focus is on the development, branding and distribution of rapidly dissolving drug formulations for Over the Counter (OTC) drugs, vitamins and supplements. Specifically, we have developed a branded OTC product called “RapiMed” (www.rapimeds.com), which is a children’s pain reliever and fever reducer currently set for launch in retail outlets across North America first half of the year in 2014. In addition, we also generate revenues under agreements with third parties pursuant to which we receive fees based on the gross profit on sales of pharmaceutical products by such third parties.

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

On September 6, 2013, the Company and Marlex Pharmaceuticals, Inc., its former Contract Packager, entered into an agreement pursuant to which the Company and its former Contract Packager resolved various disagreements that had arisen between the parties on various projects covered by written agreements between the Company and its former Contract Packager, namely (i) the Contract Packager’s agreement with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA), (ii) the parties agreement with respect to the production and packaging of the Company’s RapiMed products and (iii) shares of the Company’s stock issued to the principals of the Contract Packager for consulting services, entered into a settlement agreement. The settlement agreement provided mutual releases, continued the DLA arrangement under modified terms, as well as a partial reimbursement over fifteen months for previous amounts due the Company (see Note 6).

This agreement provided that the Company will provide Marlex with financing through a related party, Development 72 LLC, for the continuance of its pharmaceutical distribution contract with the DLA and for the Contract Packager to make 15 monthly payments to the Company with respect to prior shipments under DLA contract (which had had stopped in May 2013 due to a dispute but have resumed in September 2013). The Company’s percentage of the profits under the DLA contract had been revised in terms of the rate and the number of bottles of product sold to the DLA for which the Company would receive payments.

To protect our position with respect to the RapiMed product we also terminated the Rapid Melt tablet agreement with the Contract Packager. All development costs through the date of this cancellation agreement have previously been expensed and paid. The Company subsequently entered into a manufacturing and supply contract directly with the manufacturer of this technology.

The principals of the Contract Packager have returned 500,000 shares of common stock of the Company which were previously valued at $50,000, which they had received under consulting agreements and another 400,000 shares issued to them that would be held as security for the payments due to the Company under this September agreement. A portion of the 400,000 shares would be released in equal amounts on a monthly basis as free trading shares to the principals of the Contract Packager. In September 2013, the Company retired the 500,000 shares and reversed the consulting expense previously incurred through additional paid in capital.

In May 2013, the Company signed a “Development, Manufacturing and Supply Agreement” with a pharmaceutical manufacturer to develop and manufacture our 80mg and 160mg Acetaminophen Rapid melt tablets. The initial term of this Development agreement is two years and the Company has an option to extend the agreement for one five (5) year term. In addition to development and scale up costs, the Company will pay up to $150,000 to license the technology during the first two years. In order to maintain exclusivity rights for the technology the Company must purchase a minimum of 10,000,000 of each of the 80mg and 160mg tablets in the first year and 16,500,000 of each of the 80mg 160mg tablet in the second year. The Company must meet the second year annual volume requirements to maintain the exclusivity of the license under this new Development agreement. Upon approval of sample batches and stability testing the Company anticipates launching this orally disintegrating tablet in the first half of the year 2014, but the timing will be dependent on funding and getting production of product approved.

RapiMed Children’s Pain Reliever and Fever Reducer

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

ScripsAmerica presented RapiMed to retail buyers in February of 2013 at the ECRM Cough and Cold show in Florida and we received very positive feedback. We’ve engaged DPG to roll out the product to retailers nationwide. Depending on the retailer, the product will be promoted through in-store temporary price reductions, coupons, store circulars, buy-two-and save packs, as a clip-strip program, radio and print advertising.

Independent Pharmacy Distribution

In addition to its RapiMed and other Quickmelt products, we are also implementing our plan to generate significant revenue by entering the Independent Pharmacy distribution market.

This market will allow us to provide a much-needed solution to a problem experienced by small retail chains and individual pharmacies which is their inability to fill prescriptions for their clients when the prescription calls for controlled substances. The reason for this problem is that in order to secure these controlled substances the manufacturers of these products impose minimum order quantities that are far beyond the size of orders typically made by small, independent pharmacies.

As of November 1, 2013, ScripsAmerica entered into an agreement with WholesaleRx, Inc., which that represents over 700 such independent pharmacy operations. We will order the goods from the manufacturers and have them shipped to WholesaleRx, which is DEA and State-licensed to store and distribute controlled substances. The goods will be shipped to the pharmacies in the bottles as received by the manufacturer so that this will become a “pick-n-pack” operation. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company in consideration of which the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances). Under the November 1 Agreement, ScripsAmerica agreed to provide purchase order financing to WholesaleRx. In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 20% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 20% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid.

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

We also recognize revenue for a commission fee earned on shipments of generic pharmaceutical and OTC products by WholesaleRx, which is a DEA and State-licensed to store and distribute controlled substances, pursuant to an agreement entered into as of November 1, 2013. Under this written agreement with WholesaleRx, the Company will earn a 20% commission fees on the gross margin of products shipped to independent pharmacies by WholesaleRx. From August 2013 to October 31, 2013, the Company had been receiving a 12.5% commission fee on the gross margin of such shipments under an oral agreement with WholesaleRx.

Results of Operations

Results for the three month period ended September 30, 2013.

	Three month period ended September 30,				( ) = unfavorable change
	2013		2012		$ Change
Product sales - net	$73,000	100%	$1,014,000	100%	$(941,000)
Cost of Goods Sold	30,000	41%	907,000	89%	(877,000)
Gross Margin	43,000	59%	107,000	11%	(64,000)
Operating Costs and Expenses:
General and Administrative	575,000	788%	430,000	42%	(145,000)
Share-base compensation for payment of services	2,075,000	2842%	20,000	2%	(2,055,000)
Reserve receivable contract packager	(27,000)	-37%	–	-%	27,000
Research and Development	–	-%	5,000	-%	5,000
Total Operating expenses	2,623,000	3593%	455,000	14%	(2,168,000)
Total other expenses	258,000	-353%	(61,000)	-3%	319,000
Income (Loss) before taxes	(2,322,000)	-33181%	(409,000)	-3%	(1,913,000)
Tax Expense (Benefit)	–	-%	(108,000)	-1%	(108,000)
Net Income (Loss)	$(2,322,000)	-3181%	$(301,000)	-1%	$(2,021,000)

For the three month period ended September 30, 2013, the Company generated net sales revenue of approximately $73,000 as compared to net sales revenue of approximately $1,014,000 for 2012, a decrease of approximately $941,000, or 93%. The decline in sales versus the same three month period a year ago was mainly a result the Company’s decision to exit sales to McKesson due to increase charge back costs and the discontinue of sales to Cutis Pharmaceuticals, with which we had significant sales a year ago. Sales from the DLA through our former Contract Packager did not replace the lost sales volume partly because these sales are recorded net of costs. The Company sales in the three months ended September 30, 2013 would have been approximately a $1 million higher if the sales for DLA were recorded at gross and were not recognized on the net basis for sales associated with the DLA contract with a Contract Packager. In August we began earning revenue for shipments to independent pharmacies pursuant to an oral agreement with WholesaleRx, a pharmaceutical distributor, under which we earn a 12.5% commission on the gross margin of generic pharmaceutical and OTC product sales shipped to independent pharmacies by WholesaleRx. Sales were approximately $188,000 for two months of shipments in the three month period ended September 30, 2013.

For the three month period ended September 30, 2013 we had no sales with McKesson (versus 58% of net product sales for the same period in 2012), Cutis Pharmaceuticals accounted for another 25% of our net product sales in 2012.

Product Sales: The following table sets forth selected statement of operations data as a percentage of gross sales for the three months period ended September 30, 2013 and 2012.

Products sold	2013	% of total	2012	% of total	$ change
Prescription drug products	$–	%	$942,000	80%	$(942,000)
OTC & non prescription products	–	%	236,000	20%	(236,000)
Revenue from contract packager	1,006,000	84%	–		1,006,000
Revenue from pharmaceutical partner	188,000	16%	–		188,000
Gross Sales	1,194,000	100%	1,178,000	100%	16,000
Discounts / charge backs	–	%	(164,000)	16%	164,000
Adjustment for contract packager and pharmaceutical partner sales	(1,121,000)	94%	–		(1,121,000)
Net Sales	$73,000		$1,014,000		$(941,000)

Gross Margin: Gross margin for the three month period ended September 30, 2013 was approximately $43,000, which was a decrease of 59% in our net sales. This was a decline of approximately $64,000 from the same period in 2012 and was mainly due to the sales decline of approximately $940,000 due to the Company’s decision not to continue its relationship with McKesson. Sales for prescription drug products and OTC products declined 100% from the prior year. The only sales we obtain was for sales on our DLA contract and a sales commission were earned from our pharmaceutical partner. Also impacting our gross margin percentage was the royalty expenses included in cost of goods in the amount of $30,600 which we did not incur in 2012.

Operating Expenses

Selling, General and Administrative. For the three months period ended September 30, 2013, selling, general and administrative expenses (“S,G&A”) increased approximately $2,168,000 to approximately $2,623,000 as compared to approximately $455,000 for same three month period in 2012. This large increase in S,G&A expenses for third quarter compared to prior year third quarter is mainly a result of non-cash transactions, which we entered into due to a shortage of cash, and pursuant to which we issued the Company’s common stock shares for services valued at approximately $1,868,000 and issued options for service provided value at approximately $207,000. The Company’s S,G&A expenses increased in three areas: (1) The Company’s investor relations area (paid mainly through the issuance of stock), which had an increase of approximately $1,884,000 over same period a year ago. (2) Professional services and consulting fees, which increased by approximately $456,000 (a significant portion, $207,000, was the result of the issuance of warrants and the remaining amount was due to our increased borrowings relating to our convertible notes payable and increased legal and accounting fees). (3) Costs relating to the marketing of RapiMed of $29,000, which is an 83% increase over prior year. Basic S,G&A expense such as salaries, insurances and general operating expenses increased slightly by approximately $13,000 compared to the same period a year ago. Offsetting increases over prior year is a decrease in selling samples of approximately $204,000 which was a one-time event in third quarter 2012.

Research and Development. The Company’s expenditures for research and development cost declined approximately $5,000, for the three month period ended September 30, 2013, compared to the same period in 2012. The decline in our research and development costs can mainly be attributed to the completion of our on-going research related to new product development during 2012.

Total Other Expenses. Other expenses for the three months period ended September 30, 2013 decreased by approximately $319,000 to approximately $258,000 for income from a other expenses of approximately $61,000 in 2012. Other expenses consist of interest expense, amortization of debt discount, change in fair value of derivative liabilities and gain on extinguishment of debt. A significant portion, approximately $795,000 of the total decrease is due to value change in our derivative liabilities from our convertible notes payable which created income. The decline in the revaluation of derivative liabilities at September 30, 2013 relates partially to the Company having sufficient trading activity to utilize the actual volatility of the Company’s stock as an assumption when computing the fair value of derivative liabilities. The Company had previously estimated the volatility assumption by averaging the volatility of three similar entities which resulted in a lower volatility. The increase in value of the volatility assumption has led to a higher valuation of derivative liabilities associated with the convertible notes payable in the second quarter. Also the decline is combination of volatility, stock prices changes and time period remaining on debt when revaluing at each reporting period. Interest expense increased by approximately $1,000, which interest expense consisted mainly of accrued expenses associated with our convertible notes payable, a significant portion, approximately $544,000, was for non-cash interest expense associated with the value of our derivative liabilities being greater than the principal balance of the convertible notes and the difference is then expensed to interest expense. Interest expense associated with convertible notes payable for 2013 was approximately $60,000, which is basically flat over the same period in 2012. In our third quarter of 2013 we incurred approximately $234,000 for amortization of debt discount which is a 100% increase over the same three month period in 2012. Interest cost associated with our purchase order financing was approximately $8,000 for the three months ended September 30, 2013 and $13,000 for the same period in 2012. Interest cost associated with a term loan of $500,001 was approximately $10,000 for the third quarter of 2013 compared to $3,750 for the same period in 2012. We incurred a gain on derivative liability was approximately $796,000 for the third quarter of 2013 compared to $0 for the same period in 2012. With an extinguishment of debt from paying off a convertible note early we incurred a gain of approximately $300,000.

Income taxes (benefit). Total income taxes expense for the three month period ended September 30, 2013 was none as compared to a tax benefit of approximately $108,000 for the same period in 2012. For the three months ended September, 2013 the Company incurred loss that are added to the current deferred tax benefit but since the likelihood of not being able to recover the deferred tax benefit an allowance of 100% of the tax benefit was applied for the third quarter 2013. In third quarter 2012 we recorded a tax benefit of approximately $108,000 and did not reserve an allowance for this deferred tax asset.

Net Loss Applicable to Common Shares. The Company recorded a net loss of approximately $2,322,000 for the three month period ended September 30, 2013, compared to a loss of approximately $301,000 for the same period in 2012, an increase in our net loss of approximately $2,021,000 as compared to the same period in the prior year. This increase in net loss is mainly due to a reduction in our gross margin, as a result of reductions in our sales of approximately $941,000 resulting in our profit margin decline of approximately $64,000 in the third quarter 2013 versus 2012. Also contributing to the loss was an increase in our S,G&A expense of approximately $2,168,000, as described above. The income tax benefit decreased approximately $108,000 for the third quarter of 2013 as compared to same period in 2012, which was mainly due to fully reserving the deferred tax in 2013. Other expense increased approximately $319,000 for the three months ended September 30, 2013 as compared to the same period of 2012 as described above. Research and development cost decline approximately $5,000 from the 2012 third quarter spending. The Company accrued a preferred stock dividend of $20,860 and $20,860 for the three month period ended September 30 2013 and 2012, respectively, resulting in a loss of income available to common shareholders of $2,342,626 and a loss of $321,891 for the three month period ended September 30, 2013 and 2012, respectively. Basic and diluted loss per common share were $0.03 and $0.01 for the three month period ended September 30, 2013, and 2012, respectively

Results for the nine month period ended September 30, 2013.

	Nine month period ended September 30,				( ) = unfavorable change
	2013		2012		$ Change
Product sales - net	$452,000	100%	$3,522,000	100%	$(3,070,,000)
Cost of Goods Sold	424,000	94%	2,948,000	84%	(2,524,000)
Gross Margin	28,000	6%	574,000	16%	(546,000)
Operating Costs and Expenses:
General and Administrative	1,695,000	430%	729,000	21%	966,000
Share-base compensation for payment of services	3,214,000	665%	117,000	3%	3,097,000
Reserve receivable contract packager	1,184,000	1622%	–	%	1,184,000
Research and Development	–	-%	32,000	1%	(32,000)
Total Operating expenses	6,093,000	1358%	878,000	25%	5,215,000
Total other expenses	(1,877,000)	-415%	(141,000)	-4%	(1,736,000)
Income (Loss) before taxes	(7,942,000)	-1767%	(445,000)	-13%	(7,497,000)
Tax Expense (Benefit)	–	-%	(125,000)	-4%	125,000
Net Income (Loss)	$(7,942,000)	-1767%	$(320,000)	-9%	$(7,622,000)

The majority of the Company’s sales revenue is generated from the sales of generic pharmaceutical prescription orders. For the nine month period ended September 30, 2013, the Company generated net sales revenue of approximately $452,000 as compared to net product sales of approximately $3.5 million for 2012, a decrease of approximately $3.1 million, or 87%. The decline in sales versus the same nine month period a year ago was mainly a result of the Company’s decision to stop sales orders to McKesson due to increase charge back costs and lost sales from two customers, Cutis Pharmaceuticals and MedVet which we had significant sales a year ago. Sales from the DLA did not replace the lost sales volume partly because the sales are recorded net of costs. The Company sales in the nine months ended September 30, 2013 would have been approximately a $4.0 million higher if the sales for DLA were recorded at gross and were not recognized on the net basis for sales associated with the DLA contract with our Contract Packager. In August 2013 we began earning revenue under an oral agreement with WholesaleRx, a pharmaceutical distributor, under which we earn a 12.5% commission on the gross margin of generic pharmaceutical and OTC product sales shipped to independent pharmacies by WholesaleRx. Sales were approximately $188,000 for two months of shipments in the nine month period ended September 30, 2013 for which were earned a commission of approximately $17,000.

For the nine month period ended September 30, 2013 DLA accounted for 63% of our net sales and McKesson accounted for 33% of our net product sales (versus 71% of net product sales for the same period in 2012), Cutis Pharmaceuticals and MedVet accounted for another 24% of our net product sales in 2012.

Product Sales: The following table sets forth selected statement of operations data as a percentage of gross sales for the nine months period ended September 30, 2013 and 2012.

Products sold	2013	% of total	2012	% of total	$ change
Prescription drug products	$184,000	4%	$2,923,000	73%	$(2,739,000)
OTC & non prescription products	117,000	2%	1,062,000	27%	(945,000)
Revenue from contract packager	4,255,000	90%	–		4,255,000
Revenue from pharmaceutical partner	188,000	4%	–		188,000
Gross Sales	4,744,000	100%	3,985,000	100%	759,000
Discounts / charge backs	(150,000)	-3%	(463,000)	-12%	313,000
Adjustment for contract packager and pharmaceutical partner sales	(4,142,000)	-87%	–		(4,142,000)
Net Sales	$452,000		$3,522,000		$(3,070,000)

Gross Margin: Gross margin for the nine month period ended September 30, 2013 was approximately $28,000, which was 6% of our net sales. This was a decline of approximately $546,000 from the same period in 2012 and was mainly due to the sales decline of approximately $3.1 million due to the Company’s decision not to continue its relationship with McKesson. Sales for prescription drug products and OTC products decline a 92% from the prior year. The sales from on our DLA contract which has only a 7% margin which also contributed to the decline in our gross margin. Also impacting our gross margin percentage was the royalty expenses included in cost of goods in the amount of approximately $214,000 which we did not incur in 2012.

Operating Expenses

Selling, General and Administrative. For the nine months period ended September 30, 2013, selling, general and administrative expenses (“SG&A”) increased approximately $5,215,000 to approximately $6,093,000 as compared to approximately $878,000 for same nine month period in 2012. This large increase in S,G&A expenses compared to the prior year is mainly a result of non-cash transactions, which we entered into due to a shortage of cash and pursuant to which we issued the Company’s common stock shares for services valued at approximately $3,008,000 and issued options for service provided value at approximately $207,000. We also incurred three other expenses for a write-off of a $200,000 deposit paid in 2011 relating future products which was deemed not refundable an expense of $1,210,999 for our receivable with contract packager and an operation receivable in the amount of approximately $35,000 for the possibility of non-collection of accounts receivable. The Company’s S,G&A expenses increased in following areas: (1) Spending by the Company for its investor relations (paid mainly through the issuance of stock), which increased by approximately $2.8 million over same period a year ago. (2) Professional services and consulting fees increased by approximately $595,000 (also mainly paid via issuance of stock), a large portion of these expenses were a result of our increase borrowings relating to our convertible notes payable. (3) Professional fees for legal and accounting increased by approximately $382,000. (4) Costs relating to the marketing of RapiMed of $168,000, which costs were offset by an approximately $204,000 decrease in selling samples which was a one-time expense in third quarter 2012. (5) Costs related to writing off of certain receivable assets, such as $1,184,000 for receivable for possible on non-collections, $200,000 from a deposit paid in 2011 relating future products which was deemed not refundable and an operation receivable in the amount of approximately $35,000 for the possibility of non-collection of accounts receivable. (6) Insurance costs increased approximately $61,000 compared to same nine month prior in 2012. (7) Salaries were basically flat compared to prior year and all other general operating expenses increased approximately $47,000 mainly due to increased insurance cost compared to the same period a year ago.

Research and Development. The Company’s expenditures for research and development cost declined approximately $32,000, for the nine month period ended September 30, 2013, compared to the same period in 2012. The decline in our research and development costs can mainly be attributed to the completion of our on-going research related to new product development during 2012.

Total Other Expenses. Other expenses for the nine months period ended September 30, 2013 increased approximately $1.7 million to approximately $1,877,000 from approximately $141,000 in 2012. Other expenses consist of interest expense, amortization of debt discount, change in fair value of derivative liabilities and gain on extinguishment of debt. A significant portion, approximately $673,000, of the total increase is due to value change in our derivative liabilities from our convertible notes payable. The increase in the revaluation of derivative liabilities at September 30, 2013 relates partially to the Company having sufficient trading activity to utilize the actual volatility of the Company’s stock as an assumption when computing the fair value of derivative liabilities. The Company had previously estimated the volatility assumption by averaging the volatility of three similar entities which resulted in a lower volatility. The increase in value of the volatility assumption has led to a higher valuation of derivative liabilities associated with the convertible notes payable. Interest expense increased by approximately $1.1 million which interest expense consisted mainly of accrued expenses associated with our convertible notes payable, a significant portion, approximately $887,000, was for non-cash interest expense associated with the value of our derivative liabilities being greater than the principal balance of the convertible notes, and the difference is then expensed to interest expense. Interest expense associated with convertible notes payable for 2013 was approximately $64,000, which is an increase of approximately $50,000 over the same period in 2012. For the nine month period end September 30, 2013 we incurred approximately $448,000 for amortization of debt discount this is a 712% increase over the same nine month period in 2012. The Company obtained a line of credit with a bank that carries a low interest rate. Interest expense associated our line of credit was approximately $2,500 for 2013 as compared to approximately $530 for the same period 2012. Interest cost associated with our purchase order financing was approximately $44,000 for the nine months September June 30, 2013 and approximately $14,000 for the same period in 2012. Interest cost associated with a term loan of $500,001 was approximately $31,000 for the nine months of 2013 compared to $3,000 for the same period in 2012. The loss on derivative liability was approximately $673,000 for 2013 compared to $0 for the same period in 2012. With an extinguishment of debt from paying off convertible notes early we incurred gains of approximately $418,000.

Income taxes (benefit). Total income taxes expense for the nine month period ended September 30, 2013 was none as compared to a tax benefit of approximately $125,000 for the same period in 2012. For 2013 the Company incurred loss that are added to the current deferred tax benefit but since the likelihood of not being able to recover the deferred tax benefit an allowance of 100% of the tax benefit was applied for the first quarter 2013. In 2012 we recorded a tax benefit of approximately $125,000 and did not reserve an allowance for this deferred tax asset.

Net Loss Applicable to Common Shares. The Company recorded a net loss of approximately $7,942,000 for the nine month period ended September 30, 2013, compared to a net loss of approximately $320,000 for the same period in 2012, an increase in our net loss of approximately $7,622,000 as compared to the same period in the prior year. This increase in net loss is mainly due to our significant reduction in our sales resulting in a decline of approximately $3.1 million causing a profit margin decline of approximately $546,000 in 2013 versus 2012. Also contributing to the loss was an increase in our SG&A expense of approximately $5,215,000, as described above. We also incurred an expense of $1,210,999 for write-off of our receivable with our former Contract Packager for possibility on non-collections. The income tax benefit decreased approximately $125,000 for 2013 as compared to same period nine month period in 2012, which decrease was mainly due to fully reserving the deferred tax in 2013. Other expense increased approximately $1.7 million for the nine months ended September 30, 2013 as compared to the same period of 2012 as described above. Research and development cost decline approximately $32,000 from the 2012 spending. The Company accrued a preferred stock dividend of $62,580 both nine months period ended September 30 2013 and 2012, respectively, resulting in a loss of income available to common shareholders of $8,004,796 and $403,180 for the nine month period ended September 30, 2013 and 2012, respectively. Basic and diluted loss per common share were $0.13 and $0.01 for the nine month period ended September 30, 2013, and 2012, respectively

Liquidity and Capital Resources

Summary

At September 30, 2013, the Company had total current assets of approximately $1.3 million and total current liabilities of approximately $3.8 million resulting in negative working capital of approximately $2.5 million. The Company's current assets consisted of approximately $27,000 in cash, approximately $1,034,000 in receivables and approximately $243,000 in prepaid expenses. Current liabilities at September 30, 2013 consist of current portion of long term debt from related party of approximately $120,000, convertible notes payable of approximately $1,106,000 for purchase order financing of approximately $928,000, accounts payable of approximately $928,000 and a derivative liability of approximately $1,385,000.

During the three month and nine month period ended September 30, 2013 we supplemented our liquidity needs primarily from financing activities. Our sales revenue did not cover our operational costs and our debt requirements. The Company raised approximately $1,947,000 in cash through the following: approximately $1,373,000 from the sale of convertible notes, common stock sales which raised approximately $246,000, and borrowing of approximately $328,000 under our PO financing agreement with a related party. Approximately $508,000 of these funds were used for payments on convertible notes payable, payments on our purchase order financing, payments on note payable to a related party, and payments to the factor.

The following table summarizes our cash flows from operating investing and financing activities for the nine months period ended September 30, 2013 and 2012:

	Nine months period ended September 30, 2013	Nine Months period ended September 30, 2012	Change
Total cash provided by (used in):
Operating activities	$(1,425,000)	$(1,189,000)	$(236,000)
Investing activities	–	(60,000)	60,000
Financing activities	1,439,000	924,000	515,000
Increase/(Decrease) in cash and cash equivalents	$14,000	$(325,000)	$339,000

After taking into consideration our interim results and current projections, management believes that the Company’s cash flow from operations, coupled with recent financings is not be sufficient to support the working capital requirements, debt service and applicable debt maturity requirements through the next twelve month period ending September 30, 2014.  This raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cash flows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment

Since our inception, ScripsAmerica’s business model has evolved significantly. Initially, the Company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through the pharmaceutical distributors in North America. End users included retail, hospitals, long-term care facilities and government and home care agencies. The majority of our revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other clients. However, because we had no exclusive contract with McKesson to utilize our services and the margins began to shrink, we have moved away from providing these pharmaceutical distribution services as our main source of income and are now primarily focused on generating revenue through our RapiMed and other Quickmelt technology products and our independent pharmacy distribution model.

ScripsAmerica plans to roll out our new RapiMed product in the first half of 2014. Our target market for RapiMed is 2-11 year olds and we anticipate great success because our of our its NEW oral delivery technology (ODT) that is more effective than existing products due to its ability to melt faster, taste better and provide more accurate dosing.

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

ScripsAmerica entered into an oral agreement in August 2013 with a pharmaceutical distributor that represents over 700 such independent operations. We will order the goods from the manufacturers and have them shipped to our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The goods will be shipped to the pharmacies in the bottles as received by the manufacturer so that this will become a “pick-n-pack” operation. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Under its recent agreement, ScripsAmerica will begin distributing to 35-50 pharmacies and within months be dealing with the entire network available of over 700. We began shipping product in August 2013. As of November 1, 2013, the Company entered into a written agreement with this pharmaceutical distributor which, among other things, increased the Company’s commission fees for products shipped by the pharmaceutical distributor in exchange for purchase order financing by the Company.

Operating Activities

Net cash used by operating activities was approximately $1.4 million for the nine month period ending September 30, 2013, as compared to cash used by operating activities of approximately $1.2 million for the same nine month period in 2012, which is an increase in cash used by operations of approximately $236,000.

Investing Activities

The Company had no investing activities for the nine month period ended September 30, 2013 as compared cash used in the amount of $60,129 for the same period in 2012.

Financing Activities

Net cash provided by financing activities was approximately $1,439,000 for the nine month period ended September 30, 2013 compared to approximately $924,000 for the same nine month period in 2012. Financing activities for the nine months of fiscal year 2013 consisted of the following: the Company (a) sold shares of common stock for gross proceeds of $246,000, (b) sold convertible notes payables for gross proceeds of $1,373,000, (c) borrowed $328,000 on a Purchase Order agreement with related party., (d) paid down the balance on convertible notes in the amount of $243,000, (e) paid down $83,000 on a four year term loan, (f) made payments on a Purchase Order in the amount of $578,280 and (g) made a payment from factor in the amount of $141,725 and (h) paid down $40,000 under an existing line of credit.

Details all our current financing activities for the last two years are disclosed in note 10 - Debt in the Notes to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Financial Events

On October 4, 2013, the Company entered into a securities purchase agreement with a company pursuant to which the company purchased from the Company a 10% convertible note. The Company received $47,500 in cash for a 10% convertible note payable with a principal amount of $50,000. The note included a discount of $2,500. The accrued interest and principal are due on the maturity date of April 4, 2014. The conversion price is equal to 55% of the lowest market prices on trades of the Company’s common stock during the 20 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 130% of the principal amount.

On October 11, 2013, the Company entered into a financing agreement with GEM Global Yield Fund Limited ("GEM Global") to provide funding to the Company of up to $2 million. Under the terms of the financing agreement, the Company may sell restricted shares of its common stock to GEM Global, subject to the satisfaction of certain conditions, at a purchase price to be negotiated between the Registrant and GEM Global. The Registrant will use the capital raised from the financing agreement primarily to fund the manufacturing and marketing of its RapiMed® children's pain reliever domestically and internationally, as well as for working capital.

In connection with entering into the financing agreement, the Company issued to 590 Partners Capital, LLC (“590 Partners”) and GEM Global six (6) common stock purchase warrants to purchase collectively up to ten million (10,000,000) shares of the Company’s common stock. Each of GEM Global and 590 Partners received (i) a warrant exercisable to purchase 2,000,000 shares of common stock at an exercise price of $0.41, (ii) a warrant exercisable to purchase 1,500,000 shares of common stock at an exercise price of $0.55 and (iii) a warrant exercisable to purchase 1,500,000 shares of common stock at an exercise price of $0.75. All of the warrants expire on October 10, 2018 and are only exercisable on a cash basis (they do not contain any cashless exercise provisions). Additionally, the Company granted registration rights to 590 Partners and GEM Global to register the resale of the shares underlying the warrants.

On October 23, 2013, the Company entered into a securities purchase agreement with a company pursuant to which the company purchased from the Company a 8% convertible note. The Company received $44,500 in cash for a 10% convertible note payable with a principal amount of $50,000. The note did not include a discount, but we paid $5,500 for professional fees. The accrued interest and principal are due on the maturity date of October 23, 2014. The conversion price is equal to 60% of the lowest VWAP prices on trades of the Company’s common stock during the 20 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 130% of the principal amount.

On November 4, 2013, the Company entered into a securities purchase agreement with Seaside 88, L.P. ("Seaside") pursuant to which the Company agreed to sell, and Seaside agreed to purchase, up to seven million (7,000,000) restricted shares of the Company’s common stock in one or more closings. The number of shares to be purchased at each closing will be equal to ten percent (10%) of the aggregate trading volume of shares of the Company’s common stock during normal trading hours for the 20 consecutive trading days prior to each closing. The purchase price for the shares to be purchased by Seaside at each closing will be equal to sixty percent (60%) of the average of “daily average stock price” for the five (5) trading days preceding the date of the closing. The “daily average stock price” for a trading day is equal to the quotient of (a) the sum of the highest and lowest sale price for the trading day divided by (b) two.

The Company had an initial closing under the securities purchase agreement on November 4, 2013, at which the Company sold to Seaside 1,152,514 restricted shares of common stock of the registrant for gross proceeds of $200,537, of which $7,500 was used to pay the legal fees for Seaside and $19,303.74 was paid for a finder’s fee

Commitments

In May 2013, the Company signed a “Manufacturing and Supply Agreement” with Capricorn Pharma Inc. in Frederick, Maryland to develop and manufacture our 80mg and 160mg Acetaminophen Rapid melt tablets. The total value of this contract is estimated to be approximately $1.5 million. Upon approval of sample batches and stability testing the Company anticipates launching this orally disintegrating tablet in the first half of 2014, but the timing will be dependent on funding and getting production of product approved.

The holders of a $250,000 convertible note which was converted into 2,000,000 shares of our common stock on March 12, 2012 (see Note 10) are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. Shipments for this product are expected to occur in first half of the year 2014.

The holder of a $320,000 note payable (see note 10 #8) are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly and as of December 31, 2012, the Company had accrued $42,000 in royalties. In the first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and in the second quarter of 2013, the Company issued 58,278 shares of its common stock as payment for the royalty expense. In addition, a holder of a $50,000 note payable (see note 10), a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. The Company had accrued $10,500 in royalties as of December 31, 2012, and in first quarter 2013 the Company issued 130,555 shares of its common stock for payment of royalty expense. In the second quarter the Company issued 29,139 shares of its common stock for payment of royalty expense and the Company has recorded a royalty expense of $30,600 and $213,945 for the three months and nine months period ended September 30, 2013, respectively.

In July of 2013, the Company entered into a memorandum of understanding (“MOU”) with a Forbes Investments LTD (“Forbes”) to provide future services. Upon the signing of this MOU agreement the Company issued 350,000 shares of our Company’s common stock to two parties of this agreement. The value of the common stock at issuance was $154,000 and this amount was recorded to prepaid and will be expense once services have been provided. The MOU agreement has a 12 month exclusivity clause, a two-way break-up fee of $50,000 in cash or securities at 50% of market rate upon 30 day running average of termination. Upon successfully completing the goal of this agreement regarding business development activities in the greater asia territory, the two parties of this Forbes agreement are entitled to each receive 200,000 shares of ScripsAmerica’s common stock and also shall be entitled to receive 25,000 shares of our common stock per $250,000 financing arranged from any source up to $5 million during the first 12 months of this agreement.

In September 2012, the Company announced that its now former Contract Packager had secured an 8-year $79 million pharmaceutical distribution contract with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA). On September 30, 2012, the Contract Packager began shipping its first order on this distribution contract with the DLA. The Contract Packager’s DLA contract calls for a minimum purchase amount of $25 million over the next 2-3 years (commencing from September 2012). The DLA awarded the Contract Packager the contract based on its ability to provide specified pharmaceuticals at competitive prices. ScripsAmerica reports these sales as net sales from related party, gross sales are reduced by the cost of goods fees for the product shipped that is paid to our Contract Packager. The DLA contract requires our former Contract Packager to maintain a ten day inventory supply level for various products. The Company estimates this minimum inventory supply level to be approximately $200,000 to $400,000.

On September 6, 2013, the Company and Marlex Pharmaceuticals, Inc., its former Contract Packager, pursuant to which the Company and its former Contract Packager resolved various disagreements that had arisen between the parties on various projects covered by written agreements between the Company and its former Contract Packager, namely (i) the Contract Packager’s agreement with the Office of Health Affairs, a branch of the U.S. Department of Homeland Security, in conjunction with the Defense Logistics Agency (DLA), (ii) the parties agreement with respect to the production and packaging of the Company’s RapiMed products and (iii) shares of the Company’s stock issued to the principals of the Contract Packager for consulting services, entered into a settlement agreement. The settlement agreement provided mutual releases, continued the DLA arrangement under modified terms, as well as a partial reimbursement over fifteen months for previous amounts due the Company (see Note 6).

This agreement provided that the Company will provide Marlex with financing through a related party, Development 72 LLC, for the continuance of its pharmaceutical distribution contract with the DLA and for the Contract Packager to make 15 monthly payments to the Company with respect to prior shipments under DLA contract (which had had stopped in May 2013 due to a dispute but have resumed in September 2013). The Company’s percentage of the profits under the DLA contract had been revised in terms of the rate and the number of bottles of product sold to the DLA for which the Company would receive payments.

To protect our position with respect to the RapiMed product we also terminated the Rapid Melt tablet agreement with the Contract Packager. All development costs through the date of this cancellation agreement have previously been expensed and paid. The Company subsequently entered into a manufacturing and supply contract directly with the manufacturer of this technology.

Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company in consideration of which the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances).

As of November 1, 2013, the Company entered into a written agreement with WholesaleRx pursuant to which the Company agreed to make an equity investment of $400,000 for 12,000 shares, which represents a 20% interest in Wholesale. The subscription amount will be paid in three installments ($150,000 upon execution of the agreement, $125,000 on December 31, 2013 and $125,000 on February 15, 2014). A proportionate number of the Shares would be released from escrow upon each payment, although the Company will have the full rights of a shareholder as to all 12,000 shares. The agreement also provides ScripsAmerica with a right of first refusal for (i) any proposed transfer of shares by the current owners of WholesaleRx and (ii) financing (debt or equity) by WholesaleRx.

The agreement also provided that ScripsAmerica would provide purchase order financing through a related third party financing source with which it has a pre-existing relationship. Under this arrangement, when WholesaleRx needs to fund the purchase of product to fill an order, ScripsAmerica would secure advances financing from the third party financing source and then turn around and lend the money directly to WholesaleRx, which must repay the advance from ScripsAmerica within 24 calendar days (which is six days before ScripsAmerica must repay the third party financing source). The loans from the Company to WholesaleRx are secured by certain assets of WholesaleRx (including any proceeds from such assets), and WholesaleRx has agreed to indemnify and hold the Company harmless for any claims, charges and demands resulting from or arising out of any purchase order financing.

In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 20% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 20% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid.

On October 15, 2013 the Board of Directors approved revise compensation for the CEO, Robert Schneiderman and the CFO, Jeffrey Andrews, contingent on the Company raising $4 million via equity, debt or a combination of both. Contingent on raising the $4 million compensation would be as follows: CEO annual salary $200,000, CFO annual salary $192,000, both would receive 50,000 options quarterly at 120% of market price on the date granted with a one year vesting period.

On October 15, 2013 the Board of Directors approved additional compensation to Board members in the form of issuance of stock options. Board members shall be granted 100,000 stock options for each year served commencing in 2012. The chairman of the Board shall be granted 135,000 for each year served. Effective date is October 7, 2013, options vest immediately and option price will be 110% of the market price on the grant date. Additionally for each board meeting 10,000 options will be granted and for each committee meeting 5,000 options will be granted.

On October 18, 2013, the Company entered into a purchase agreement with P.I.M.D. International, LLC (“PIMD”) and Vanessa Gonzalez, the sole member of PIMD (the “Seller”), pursuant to which the Company agreed to purchase 90% of the outstanding membership units from the Seller for a purchase price of $262,000. Upon the execution of the purchase agreement, the Company paid a deposit of $37,000 on the purchase price, of which (i) $25,000 is non-refundable unless the Registrant terminates the purchase agreement as a result of a material breach by the Seller or PIMD and (ii) $12,000 is refundable if the Seller terminates the purchase agreement or refuses or neglects to close. The balance of the purchase price of $225,000 will be paid at closing.

The closing will take place promptly upon the (a) Seller entering into an employment agreement satisfactory to the Company (which occurred on October 18, 2013) and (b) PIMD (with the Company as the 90% owner) has received governmental licenses from the (i) U.S. Drug Enforcement Agency (Controlled Substances Registration Certificate), (ii) Florida Department of Business and Professional Regulation (Prescription Drug Wholesale Distributor license) and (iii) the Florida Department of Health (acknowledgement of Seller as Certified Designated Representative). The Company expects that it will take 12 weeks to secure these licenses.

The Company derived $73,267 or 100% of its revenue from two customers during the three months ended September 30, 2013, and derived approximately 97% of its revenue from two customers for the nine months ended September 30, 2013. During the three month period ended September 30, 2012, three customers accounted for 100% of the $1,014,000 in sales revenue. For the nine months period ended September 30, 2012 two customers accounted for approximately $3,099,600 or 88% of the total revenue.

As of September 30, 2013, one customer represented 100% of our accounts receivable. As of December 31, 2012, had two customers represented 100% of accounts receivable – trade, of which one customer accounted for $175,054, or 60% of the Company’s accounts receivable balance of $290,531.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

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

We also recognize revenue for a commission fee earned on shipments of generic pharmaceutical and OTC products by WholesaleRx, which is a DEA and State-licensed to store and distribute controlled substances, under a written agreement pursuant to which we receive a 20% commission fee on the gross profits of such products shipped by WholesaleRx to independent pharmacies in exchange for purchase order financing provided by us.

Research and Development - Expenditures for research and development associated with contract research and development provided by third parties are expensed, as incurred. The Company had charges of $0 and $5,555 for research and development expenses for the three months ended September 30, 2013 and 2012, respectively, and $0 and $31,968 for the nine months ended September 30, 2013 and 2012, respectively.

Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value net of the sales allowance expected through charge backs.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of September 30, 2013 and December 31, 2012 no allowance for doubtful accounts has been recorded.

The Company entered into an accounts receivable factoring facility agreement in June 2012. As of December 31, 2012, gross receivables were $395,974 of which $141,725 was sold to a factor, and has been included in the liabilities section in the balance sheet. Gross accounts receivable was reduced by $105,443, to provide for an allowance for charge backs, for a net accounts receivable balance of $290,531. Chargeback reserve at September 30, 2013 was zero due to the fact we no longer have any sales with Mckesson.

Receivable – Contract Packager - The Company has receivables from Marlex Pharmaceuticals, Inc. (Contract Packager), in the amount of $980,428 and $1,579,051 at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, this receivable consisted of receivable for PO financing, revenue earned for DLA sales and monthly payments per the settlement agreement (see Note 9). The Company had a receivable for in the amount of $1,210,999 which was fully reserved and expensed in second quarter 2013

Customer, Product, and Supplier Concentrations – For the first four months of 2013 and the entire year 2012 we sold our products directly to a wholesale drug distributor who, in turn, supplies products to pharmacies, hospitals, governmental agencies, and physicians.  The Company used one Contract Packager exclusively for all of its warehouse, customer service, distribution, and labeling services for the first four months of 2013 and entire year 2012.

We have recently partnered with a group that represents over 700 pharmacy independent operations. We will order the goods from the manufacturers and have them shipped to our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The goods will be shipped to the pharmacies in the bottles as received by the manufacturer so that this will become a “pick-n-pack”

Income Taxes - The Company provides for income taxes using an asset and liability based approach for reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company had a full valuation allowance of $1,278,000 and $597,591 against deferred tax assets as of September 30, 2013 and December 31, 2012, respectively.

The Company also complies with the provisions of Accounting for Uncertainty in Income Taxes. The accounting regulation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company classifies any assessment for interest and/or penalties as other expenses in the financial statements, if applicable. There were no uncertain tax positions at September 30, 2013 and December 31, 2012.

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

Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. Stock grants to employees were valued using the fair value to the stock as of August 3, 2012. Prior to our stock being publicly traded, the fair value was determined by the board of directors for the value of services performed. As of December 31, 2012 and September 30, 2013, the Company has not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

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

(a)   Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective.

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

On July 1, 2013, the Company received $25,000 in cash for a 10% annual interest convertible note payable with a principal amount of $25,000. The note did not include a discount and Interest is payable monthly in the amount of $830. The unpaid interest and principal are due on the maturity date of January 01, 2014. The conversion price of this note is equal to 60% of the average of the three lowest trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 125% of the principal amount.

On July 10, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $50,000. The note did not include a discount, but we paid $5,000 for professional fees. The accrued interest and principal are due on the maturity date of January 10, 2014. The conversion price is equal to 60% of the lowest trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount. Collateral for this loan also includes 600,000 shares of the Company’s common.

On July 11, 2013, the Company issued 307,550 restricted shares of its common stock to Iliad Research and Trading LP for the conversion of a note in the principal amount of $52,468.

On July 11, 2013, the Company issued 179,778 restricted shares of its common stock to Vista Capital Investments LLC (“Vista”) for the conversion of a note in the principal amount of $13,100.

On July 11, 2013, the Company issued 250,000 restricted shares of its common stock to Joseph Zampetti and 525,000 restricted shares of its common stock to a designee Mr. Zampetti, all of which were issued for services rendered by Mr. Zampetti under a consulting agreement. These services were valued at $751,750.

On July 11, 2013, the Company issued 400,000 restricted shares of its common stock to Steve Urbanski for services rendered under a consulting agreement with regard to investor relations services.  These services were valued at $136,000.

On July 11, 2013, the Company issued 150,000 restricted shares of its common stock to Bruce Berenberg for services rendered under a consulting agreement.  These services were valued at $145,000.

On July 11, 2013, the Company issued 50,000 restricted shares of its common stock to Jon Van Wart for services rendered under a consulting agreement.  These services were valued at $48,5000.

On July 11, 2013 Vista converted $13,100 of principal and outstanding interest into 179,778 shares of our common stock valued at $174,384 and on June 20, 2013, Vista converted $14,400 of principal into 200,000 shares of our common stock valued at $68,000. As of September 30, 2013 this note was completely converted and the Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $20,367.

On July 11, 2013, the holders of the note converted $26,234 of principal into 307,550 shares of our common stock valued at $298,323.

On July 11, 2013, the Company issued 25,000 restricted shares of its common stock to Michael Hon for services rendered under a consulting agreement.  These services were valued at $24,250.

On July 15, 2013, the Company entered into a securities purchase agreement for the sale of a 10% convertible note. The Company received $25,000 in cash for a 10% convertible note payable with a principal amount of $26,250. The note did not include a discount, but we paid $1,250 for professional fees. The accrued interest and principal are due on the maturity date of January 10, 2014. The conversion price is equal to 60% of the average of the three lowest trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 20% of the principal amount and interest at any time before 90 days from issuance, a 25% premium of the principal amount outstanding and interest due at any time 91 days until 150 days of the effective date and 30% of the principal amount outstanding and interest due at any time 151 days until 180 days and after 180 this note may not be prepaid without prior consent of the holder. Collateral for this loan also includes 250,000 shares of the Company’s common.

On July 15, 2013, the Company entered into a securities purchase agreement with Vista pursuant to which Vista purchased from the Company a 10% convertible note. The Company received $22,500 in cash for a 10% convertible note payable with a principal amount of $25,000, which note included a 10% discount. The accrued interest and principal are due on the maturity date of July 15, 2014. After 90 days from issuance there is a pre-payment fee of 150% of the principal amount outstanding and interest due. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion. Collateral for this loan also includes 3,000,000 shares of the Company’s common stock.

On July 15, 2013, the Company entered into a securities purchase agreement with Iconic Holdings, LLC (“Iconic”) pursuant to which Iconic purchased from the Company a 10% convertible note. The Company received $22,500 in cash for a 10% convertible note payable with a principal amount of $26,250. We did pay a $3,750 finder’s fee. The accrued interest and principal are due on the maturity date of July 14, 2013. The conversion price is equal to a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time within 90 days of the effective date, 125% of the principal and outstanding interest any time 91 to 150 days of the effective date and 130% of the principal amount outstanding and interest due at any time 151 days until 180 days and no rights to prepayment after 180 days.

On July 15, 2013, the Company issued 10,000 restricted shares of its common stock to Jeffrey Supinsky for services rendered under a consulting agreement.  These services were valued at $5,200.

On July 15, 2013, the Company issued 200,000 restricted shares of its common stock to LJMC Consulting LLC for services rendered under a consulting agreement.  These services were valued at $104,000.

On July 15, 2013, the Company issued 150,000 restricted shares of its common stock to Jack Battagilia for services rendered under a consulting agreement.  These services were valued at $78,000.

On July 15, 2013, the Company issued 75,000 restricted shares of its common stock to Randy Kopf for services rendered under a consulting agreement.  These services were valued at $39,000.

On July 15, 2013, the Company issued 150,000 restricted shares of its common stock to Michael Hon for services rendered under a consulting agreement.  These services were valued at $78,000.

On July 15, 2013, the Company issued 150,000 restricted shares of its common stock to Chase Fritz for services rendered under a consulting agreement.  These services were valued at $78,000.

On July 15, 2013, the Company issued 400,000 restricted shares of its common stock to Bruce Berenberg for services rendered under a consulting agreement.  These services were valued at $208,000.

On July 15, 2013, the Company issued 75,000 restricted shares of its common stock to Andrew Berenberg for services rendered under a consulting agreement.  These services were valued at $39,000.

On July 26, 2013, the Company issued 175,000 restricted shares of its common stock to Forbes Investment Ltd. for prepaid services with respect to a potential joint venture. These services were valued at $77,000 but have not been expensed as of yet.

On July 26, 2013, the Company issued 175,000 restricted shares of its common stock to Sterling LLC for prepaid services with respect to a potential joint venture. These services were valued at $77,000 but have not been expensed as of yet.

On July 20, 2013, the Company entered into a securities purchase agreement with Beaufort Ventures PLC (“Beaufort”) pursuant to which Beaufort purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $50,000. We did pay a $5,000 finder’s fee. The accrued interest and principal are due on the maturity date of January 10, 2014. The conversion price is equal to a 40% discount to the lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount outstanding and interest due at any time prior to maturity date.

On July 29, 2013, the Company entered into a securities purchase agreement with Caesar Capital Group, LLC (“Caesar”) pursuant to which Caesar purchased from the Company a 8% convertible note. The Company received $60,000 in cash for an 8% convertible note payable with a principal amount of $52,500. The note did not include a discount, but we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of July 29, 2014. The conversion price is equal to the lesser of $.18 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time 90 days of the effective date and 130% of the principal amount outstanding and interest due at any time 91 days until 179 days and no rights to prepayment after 180 days. Collateral for this loan also includes 1,562,000 shares of the Company’s common stock.

On July 29, 2013, the Company entered into a securities purchase agreement with ARRG CORP. (“ARRG”) pursuant to which ARRG purchased from the Company an 8% convertible note. The Company received $60,000 in cash for an 8% convertible note payable with a principal amount of $52,500. The note did not include a discount, but we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of July 29, 2014. The conversion price is equal to the lesser of $0.264 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time 330 days of the effective date and no rights to prepayment after 331 days. Collateral for this loan also includes 1,562,000 shares of the Company’s common stock.

On July 29, 2013, the Company entered into a securities purchase agreement with ARRG CORP. (“ARRG”) pursuant to which ARRG purchased from the Company an 8% convertible note. The Company received $60,000 in cash for an 8% convertible note payable with a principal amount of $62,500. The note did not include a discount, but we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of July 29, 2014. The conversion price is equal to the lesser of $.264 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time within 330 days of the effective date. There is no rights to prepayment after 331 days. Collateral for this loan also includes 1,562,000 shares of the Company’s common stock.

On July 30, 2013, the Company entered into a securities purchase agreement with Caesar Capital Group, LLC (“Caesar”) pursuant to which Caesar purchased from the Company an 8% convertible note. The Company received $60,000 in cash for an 8% convertible note payable with a principal amount of $62,500 and we did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of July 30, 2014. The conversion price is equal to the lesser of $0.264 per share or a 40% discount to the average of the three lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount at any time 330 days of the effective date.

On July 30, 2013, the Company issued 32,000 shares of common stock to the outside directors for their attendance at board and directors meetings during the second quarter of 2013. Their services at directors were valued at $13,200.

On August 9, 2013, the Company entered into a securities purchase agreement with Iconic Holdings, LLC (“Iconic”) pursuant to which Iconic purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $51,250. We paid $6,250 for professional fees. The accrued interest and principal are due on the maturity date of August 8, 2014. The conversion price is equal to 60% of the average of the three lowest market trades of the Company’s common stock during the 10 trading day period prior to the date of the notice of conversion. There is a prepayment charge of 20% of the principal amount and interest at any time before 90 days from issuance, a 30% premium of the principal amount outstanding and interest due at any time 91 days until 150 days of the effective date and 40% of the principal amount outstanding and interest due at any time 151 days until 180 days and after 180 this note may not be prepaid without prior consent of the holder. Collateral for this loan also includes 750,000 shares of the Company’s common stock

On August 9, 2013, the Company issued 200,000 restricted shares of its common stock to JMJ Financial for the conversion of a note in the principal amount of $18,333.

On August 13, 2013, the Company issued 26,373 restricted shares of its common stock to Hal Hall for services rendered under a consulting agreement.  These services were valued at $9,750.

On August 16, 2013, the Company issued 1,153,000 restricted shares of its common stock to various consultants for investor relations and/or public relations services under consulting agreements, which services were valued at $355,530 (in the aggregate).

On August 16, 2013, the Company entered into a securities purchase agreement with Typenex Co. Investments LLC (“Typenex”) pursuant to which Typenex purchased from the Company an 8% convertible note. The Company received $180,000 in cash for an 8% convertible note payable with a principal amount of $227,500. We did incur a discount fee of $20,000 and paid a fee of $7,500 and a finder’s fee of $20,000. The accrued interest and principal are due on the maturity date of March 16, 2015. The conversion price is equal to a 35% discount to the average of the three lowest volume-weighted average trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior the date of the notice of conversion. There is a prepayment charge of 135% of the principal amount outstanding and interest due at any time prior to maturity date.

On August 20, 2013, the Company entered into a securities purchase agreement with Beaufort pursuant to which Beaufort purchased from the Company a 10% convertible note. The Company received $45,000 in cash for a 10% convertible note payable with a principal amount of $50,000. We did pay a $5,000 finder’s fee. The accrued interest and principal are due on the maturity date of February 20, 2014. The conversion price is equal to a 40% discount to the lowest trading prices of the Company’s common stock at the close of trading during the 10 trading day period prior the date of the notice of conversion. There is a prepayment charge of 120% of the principal amount outstanding and interest due at any time prior to maturity date.

On August 16, 2013, the Company issued 300,000 restricted of its common stock to Black Cat Consulting pursuant to a subscription agreement for a purchase price of $26,500

In August 2013, JMJ Financial converted $69,300 of principal into 500,000 shares of our common stock valued at $149,000.

During the month of September 2013, Tonaquint converted $21,410 of principal into 251,100 shares of our common stock valued at $48,692.

On September 4, 2013, the Company issued 333,633 shares of its common stock for a cashless exercise of warrants during the three and nine month period ended September 30, 2013. The holders of the warrants forfeited 478,440 shares of common stock under the warrant in the cashless exercise.

On September 11, 2013 the Company issued warrants exercisable to purchase 2,000,000 shares of common stock to consultant for services provided. The warrants vest immediately and expire 3 years from date of issuance. The options price is $.15 and the Company calculated the fair value of these warrants to be $249,381 which was expensed to professional fees in the third quarter 2013.

On September 18, 2013, the Company entered into a securities purchase agreement with Hyde Park LLC (“Hyde”) pursuant to which Hyde purchased from the Company a 12% convertible note. The Company received $37,500 in cash for a 12% convertible note payable with a principal amount of $40,000. We did pay a $2,500 finder’s fee. The accrued interest and principal are due on the maturity date of September 18, 2014. The conversion price is equal to a 42.5% discount to the lowest trading prices of the Company’s common stock at the close of trading during the 20 trading day period prior the date of the notice of conversion. There is a prepayment charge of 25% of the principal amount and interest at any time before 30 days from issuance, a 35% premium of the principal amount outstanding and interest due at any time 31 days until 179 days of the effective date and 45% of the principal amount outstanding and interest due at any time after 180 days from the effective date. Collateral for this loan also includes 1,500,000 shares of the Company’s common stock

On September 24, 2013, GEL Properties LLC converted $20,000 of principal into 150,000 shares of our common stock valued at $24,000.

On September 24, 2013, the Company entered into a securities purchase agreement with Vista pursuant to which Vista purchased from the Company a 12% convertible note. On behalf of the Company Vista prepared a $33,000 convertible note paying Continental $52,140. The Company issued to Vista for a 12% convertible note payable with a principal amount of $52,140. The accrued interest and principal are due on the maturity date of December 31, 2013. The conversion price is the lesser of (a) $0.25 or (b) the amount equal to 60% of the lowest trading price of the Company’s common stock at the close of trading during the 20 trading day period prior to the date of the notice of conversion.

The securities of the Company issued as described above qualified for an exemption under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering (without public solicitation) and the number of shares or other securities offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction

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

____________

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.

Dated: November 18, 2013
By: /s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

By: /s/ Jeffrey Andrews
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

