Form 10-K
period 2013-12-31
ScripsAmerica, Inc.
filed 2014-04-15
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of voting common stock held by non-affiliates of the Registrant (40,719,809 shares) was approximately $17,916,716.  The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of April 8, 2014, the issuer had 125,610,436 shares of Common Stock issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

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

Overview

ScripsAmerica, Inc. (www.ScripsAmerica.com) is a Delaware corporation that was formed in May 2008. Currently, ScripsAmerica’s primary focus is on the (1) development, branding and distribution of rapidly disintegrating drug formulations for Over the Counter (OTC) drugs, vitamins and supplements, (2) supporting and financing efficient pharmaceutical supply chain management services to the Independent Pharmacy market and (3) management of specialty pharmacy businesses. We developed a branded rapidly dissolving tablet OTC product called “RapiMed®” (www.RapiMeds.com), which is a children’s pain reliever and fever reducer recently launched in China through our joint venture entity Global Pharma Hub in February 2014. We have also entered into agreements with third parties pursuant to which we receive fees based on a formula tied to the gross profit on sales of pharmaceutical products to independent pharmacies by such third parties. Lastly, on February 20, 2014 we entered into an agreement with a New Jersey specialty pharmacy that specializes in topical creams, pursuant to which we manage their business operations in exchange for a percentage of the pharmacy’s operating profit, as defined in the agreement.

Recent Developments

On February 3, 2014, we entered into a joint venture with Global Pharma Hub, an international pharmaceutical marketing and distribution company, to license, market and distribute our RapiMed® children’s acetaminophen (a pain reliever and fever reducer). Under this agreement, Global Pharma Hub has an exclusive license to market and distribute RapiMed® children’s acetaminophen worldwide with the exception of the United States. Additionally, Global Pharma Hub, which has the right to sublicense RapiMed® children’s acetaminophen, entered into a sublicense agreement to NYJJ, a Hong Kong-based company, to generate initial and ongoing orders for our RapiMed® children’s acetaminophen, subject to and upon the registration approval of RapiMed® children’s acetaminophen by the Hong Kong government. On February 5, 2014, we received such registration approval for our RapiMed® children’s acetaminophen. With the registration process complete, we are now free to distribute RapiMed® children’s acetaminophen throughout Hong Kong. Because RapiMed® children’s acetaminophen is an over-the-counter (OTC) medication, it does not require FDA approval in order to be sold in Hong Kong due to the fact that our manufacturer is CGMP (Current Good Manufacturing Practices) certified. On March 17, 2014, we received a $200,000 purchase order for RapiMed® children’s acetaminophen from Global Pharma Hub for the Hong Kong market.

Our joint venture partner, Global Pharma Hub, entered into a sublicense agreement with Jetsaw Pharmaceutical, Inc. in Canada, giving Jetsaw exclusive sublicensing right to market and distribute RapiMed® Children's acetaminophen in Canada for a term of three years.

On February 20, 2014, we entered into a business management agreement with Main Avenue Pharmacy, a New Jersey specialty pharmacy. The agreement provides that we will manage all business operations of the pharmacy, which specializes in topical creams, in exchange for a percentage of the pharmacy’s total revenue. These creams are experiencing growing demand because they provide an effective alternative to pills that can be more easily ingested in higher doses than originally prescribed. From February 14, 2014 through March 31, 2014, Main Avenue Pharmacy had sales revenue of approximately $642,000, and under our management agreement with them, we earned fees of approximately $125,000. The calculation of our management fee under this agreement is described on page 13 of this Annual Report.

On March 24, 2014, we announced that our equity venture, Wholesale Rx, received and processed for itself $313,904 in orders during the month of February 2014. Since we formed this equity joint venture six months ago, our monthly revenue has increased by 398%. WholesaleRx has experienced 17% growth from January 2014. Additionally, February 2014 marked the third consecutive month that WholesaleRx has increased its revenues from the prior month. For the period of January 1, 2014 to March 31, 2014, WholesaleRx has generated for itself $792,627 in revenue.  As described in more detail on page 7 of this Annual Report, we are entitled to a monthly fee of 20% of WholesaleRx’s gross profit for the prior month.

Evolving Business Model

Since our inception, ScripsAmerica’s business model has evolved significantly. Initially, we primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through major pharmaceutical distributors in North America, such as McKesson Corporation. These end users included retail, hospitals, long-term care facilities and government and home care agencies. The majority of our revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other clients.

However, we had no exclusive contract with McKesson and our other pharmaceutical distributors to utilize our services and our margins began to shrink. As a result, in 2013 we moved away from providing these pharmaceutical distribution services as our main source of income, and we focused on generating revenue through (1) the marketing, sale and distribution of our RapiMed® products, (2) our independent pharmacy distribution model and (3) our entry into the specialty pharmacy market.

On September 6, 2013, the Company and Marlex Pharmaceuticals, Inc., its former Contract Packager, entered into an agreement pursuant to which the Company and its former Contract Packager resolved various disagreements that had arisen between the parties on various projects covered by written agreements between the Company and its former Contract Packager, namely (i) the Contract Packager’s agreement with the U.S. government, (ii) the parties agreement with respect to the production and packaging of the Company’s RapiMed® products and (iii) shares of the Company’s stock issued to the principals of the Contract Packager for consulting services. The Company’s agreement with Marlex also contained mutual releases.

This September 6th agreement provided that the Company will provide Marlex with financing through a related party, Development 72 LLC, for the continuance of Marlex’s pharmaceutical distribution contract with the U.S. government and for the Contract Packager to make 15 equal monthly payments of $27,210 to the Company with respect to amounts its owed the Company for prior shipments from McKesson and under the U.S. government contract (which stopped in May 2013 due to a dispute but have resumed in September 2013) for a total of $408,154. For net revenue generated after the September 6th agreement, the Company’s percentage of the profits under the U.S. government contract had been revised in terms of the rate and the number of bottles of product sold to the U.S. government for which the Company would receive payments. As a result of which, the Company will receive monthly payments from Marlex equal to the actual amount of interest incurred by the Company from the financing arranged through Development 72, royalty payments on the next 30,300 bottles sold by Marlex under the U.S. government agreement and a monthly interest payment of $1,480 with each such royalty payments.

To protect our position with respect to the RapiMed® product, the September 6th agreement also terminated the Product Development, Manufacturing and Supply Agreement with the Contract Packager, which agreement was in regard to the Company’s RapiMed® products. All development costs through the date of the cancellation of the Product Development Agreement have previously been expensed and paid by the Company, which expects to enter into a manufacturing and supply contract directly with a manufacturer that owns a quick melt technology used for the RapiMed® products to be sold outside of the United States. We expect to enter into this agreement with the new manufacturer during the second quarter of 2014.

Pursuant to the September 6th agreement, the principals of the Contract Packager returned 500,000 shares of common stock of the Company which they had received under consulting agreements. Another 400,000 shares issued to them under consulting agreements is being held as security for the payments due to the Company under the September 6th agreement. Each month an equal portion of the 400,000 shares would be released as free trading shares to the principals of the Contract Packager. In September 2013, the Company retired the 500,000 shares and reversed the consulting expense previously incurred through additional paid in capital.

Market Opportunity

Independent Pharmacy Distribution

According to the National Community Pharmacist Association (“NCPA”), as of 2011, there were 23,106 independent pharmacies in the United States, which population has changed very little in recent years, according to a 2013 Hamacher Resource Group, Inc. (“HRG”) report entitled Independent Pharmacy Shoppers. This number of independent pharmacies includes independent, pharmacist-owned regional chain operations, franchise stores, specialty pharmacies and long-term care pharmacies. The NCPA notes that over 25% of independent pharmacy owners have ownership in two or more locations and that 38% of all retail pharmacies are independent, and represent $80.7 billion in annual sales of prescription medicines. According to a Chicago Tribune article on independent pharmacies published on September 2, 2013, independent pharmacies hold approximately 30% of the overall drug store market. The NCPA reports that the average independent pharmacy dispenses 201 prescriptions per day and that annual prescription sales account for approximately 91% of annual revenues among independent pharmacies. The HRG 2013 reports indicates that with the rapidly aging population, influx of new prescription patients as a result of the Affordable Care Act, increased use of generic drugs and a dramatic rise in chronic conditions, independent pharmacies could find themselves ideally positioned to become a consumer’s first choice for care. The NCPA reports that independent pharmacies provide a range of patient services, including delivery, patient charge accounts, compounding, durable medical goods and immunizations; and 77% of drugs dispensed by independent pharmacies are generics. A March 15, 2014 S&P Capital IQ report states that U.S. drug sales are expected to rise modestly in 2014, lifted in part by volume gains in specialty and generic drug sales.

With approximately half of the states expanding Medicaid under the Affordable Care Act, pharmacies, small and large, can expect to see an increase in prescription customers as a result of the expanded Medicaid coverage (which includes a prescription benefit).

We are ideally suited to compete in the current environment by providing a low cost system of broad-based marketing, sales, and distribution capabilities for generics, branded pharmaceuticals, over the counter medicines, vitamins, and nutraceuticals. We use our broad connections to wholesale providers of prescription and generic medicines to source and provide our customers the best prices for their independent pharmacy customers.

During 2013, we derived approximately $69,902, or approximately 12.5% of our revenue, from commissions on gross margins of prescription and non-prescription medicines we sourced for our one customer, WholesaleRx. In 2014, we consolidated P.I.M.D. as a variable interest entity which distributes prescription and non-prescription pharmaceuticals to independent pharmacies.

Our independent pharmacy distribution business competes against large and medium sized pharmaceutical distributors such as McKesson, AmerisourceBergen Corporation, Anda Pharmaceuticals, Inc., Cardinal Health, Harvard Drug Group, Capital Wholesale Drug Company, Henry Schein, Inc. and Matrix Distributors, Inc., Medsource Corporation, Sunrise Wholesalers, Inc. and Top Rx. All of these competitors have more financial resources than we do and are better positioned to offer lower prices for pharmaceutical products with better payment terms.

We believe that independent pharmacies will continue to represent a significant market opportunity given the expansion of prescription patients under the Affordable Care Act and the niche markets drawn to the patient services that large chain drug stores do not typically provide (such as compounding, delivery and patient charge accounts). We believe that our ability to source low cost prescription and non-prescription medicines will allow our clients to offer competitive wholesale prices for pharmaceutical products to independent pharmacies. We will use our effective pharmaceutical sourcing abilities to expand the number of wholesale clients we have.

Rapid Oral Disintegrating Drug Formulations

During 2012 and 2013, many large pharmaceutical companies will lose patent protection of some of their best-selling products. One of the ways that these large pharmaceutical companies protect and expand the market for the brand name drugs is through new methods of delivery – a new dosage form. According to IMS Health Incorporated, a health care information and consulting company, drugs representing approximately $89.5 billion in sales during 2010 will be losing patent protection during the five year period ending December 31, 2014. The pharmaceutical industry’s collective drug pipeline is simultaneously in decline. One of the approaches that drug companies may consider for offsetting loss of patent protection and weak drug pipeline is updating old drugs with reformulations, which secures revenues for extended time periods and have a higher likelihood of success as compared to new drug development. Reformulation refers to the process of altering a drug’s characteristics just enough to qualify for a new patent, while keeping the same indication to use previous clinical testing results for the purpose of FDA approval.

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

Rapid melt technology is an example of a reformulation technique aimed at advanced drug delivery and product differentiation.   The FDA’s Center for Drug Evaluation and Research (CDER) Data Standards Manual defines orally disintegrating tablets (ODTs) as “a solid dosage form containing medical substances which disintegrates rapidly, usually within a matter of seconds, when placed upon the tongue.” The FDA recommends that, in addition to the original definition, ODTs be considered solid oral preparations that disintegrate rapidly in the oral cavity, with an in-vitro disintegration time of approximately 30 seconds or less, without the need for chewing or liquids. Rapid melt tablets are generally characterized by a hydrophilic matrix, which allows prompt disintegration of tablets as they come into contact with saliva. Disintegration releases the active drug moiety trapped in the matrix, permitting the patient to swallow the product in the form of a liquid, or a suspension in the case of non-soluble components. The rapid disintegration tablet excipient offers extremely fast dissolution from tablets with good hardness made with standard techniques. The combined US, EU and Japanese ODT market has doubled in size over the past four years to surpass $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Tablet and Film Technologies (sixth edition), which is available for purchase from TCI.

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

Orally disintegrating and fast-dissolving dosage forms have continued to expand as they address a combination of issues traditionally associated with pharmaceuticals administered as oral solid dosages.   These include dysphagia (difficulty swallowing) common to pediatric and geriatric patients, lack of patient compliance and lack of consumer convenience. In addition, the market for rapidly dissolving formulations maintains its strength as an innovative concept for either brand or generic companies with access to dissolving technology.

As a result, the combined US, EU and Japanese ODT market has doubled in size between 2005 to 2009, surpassing $6.4 billion in 2009, according to Technology Catalysts International’s report on Orally Disintegrating Tablet and Film Technologies (sixth edition), which report is available for purchase from TCI.   Increased generic competition has further expanded the ODT market volume. The number of commercial over-the-counter and prescription ODT products has ballooned to over 450, which is attributable to the rapid genericization of multiple products by a large number of generics companies. Aprecia Pharmaceutical Company reports on its web site that the global ODT market reached revenues of $8.4 billion in 2011 and this segment grew by $1.4 billion (+20%) from 2010 and by $2 billion from 2009.

The ODT market is one of the fastest growing sectors of the drug delivery market, with industry experts projecting a 12-15% annual growth rate for the next several years. Based on upward global growth trends of the past decade, the ODT market could produce revenues of $13 billion by 2015, according to an article appearing on Pharmatech.com entitled “ODT Market to Exceed $13 Billion by 2015” by Stephanie Sutton (available at http://pharmtech.findpharma.com/pharmtech/Formulation/ODT-Market-to-Exceed-13-Billion-by- 2015/ArticleStandard/Article/detail/694820).   Growth is fueled by patient demand, with recent market studies indicating that more than half of the patients prefer ODTs to other dosage forms, according to Kaushik Deepak’s article “ Orally disintegrating tablets: An overview of melt-in-mouth technologies and techniques”, which appeared in the July 2004 edition of Tablets and Capsules magazine (pp. 30 – 35), and most consumers would ask their doctors for ODTs (70%), purchase ODTs (70%), or prefer ODTs to regular tablets or liquids (80%), according to Dave Brown’s article “Orally Disintegrating Tablets: Taste Over Speed” which appeared in September 2003 edition of Drug Delivery Technology magazine (and can be found at http://www.drugdeliverytech.com/ME2/dirmod.asp?sid=&nm=&type=Publishing&mod=Publications%3A%3AArticle&mid=8F3A7027421841978F18BE895F87F791&tier=4&id=AF1FFE004FD14F3C9645BBE33360F7A9).

The ODT market for both the prescription ODT and over the counter ODT is highly fragmented, with many companies putting out ODT products (either OTC, prescription or both) into the market place. Aprecia reports that more than 900 branded and generic products have now been commercialized in ODT formulations throughout the United States, European Union and Japan.

Patient demand is driven by the fact that as many as 40% of Americans experience difficulty swallowing traditional tablets (especially among pediatric and geriatric patients), even though most have no problems swallowing food or liquid.   Results from a 2003 nationwide survey of 679 adults on pill-swallowing difficulties, conducted by Harris Interactive, indicated that of those who experienced difficulty swallowing pills, 14% had delayed taking doses of their medication, 8% had skipped a dose, and 4% had discontinued their medication, according to a January 2004 PR Newswire article entitled “40% of American Adults Report Experiencing Difficulty Swallowing Pills” (available at http://www.spraynswallow.com/links&Articles.html).

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

Our Target Niche

In light of the fact that rapid melt technology provides pharmaceutical companies with the much-needed opportunity for product line extensions for a wide variety of drugs, we see a significant opportunity as a contract developer of orally disintegrating tablet (ODT), especially in prescription pharmaceuticals.

Our target market for RapiMed® is 2-11 year olds and we anticipate that the formula for our orally disintegrating tablets will be more effective than existing products due to its ability to melt faster, taste better and provide more accurate dosing. Unlike other products available, ScripsAmerica’s is much smaller and dissolves in the child’s mouth in 25 seconds, therefore entering their system faster. RapiMed® contains Acetaminophen (main ingredient in Tylenol); however the bitter taste of this active ingredient is masked by a patented technology. The cherry and wild grape flavors that our product will come in are most appealing to children. Additionally, the dosage of RapiMed® is controlled, not like the syringe based competing products and we offer the 80 mg for 2-6 year olds, and 160 mg for the 6-11 year olds. The 80mg and 160mg dosing strengths will be particularly applicable to children to solve common overdosing or under dosing issues that 2-11 year olds tend to experience when taking pain relievers or fever reducers in doses intended for adults.

The RapiMed® packaging is convenient, portable, child resistant and easy to use as well as eye-catching. The product will be labeled in both English and Spanish to serve the expanding Hispanic markets in America. The contents are aspirin free, ibuprofen free, sugar free and gluten free as well. Since the numerous Tylenol recalls in the recent past, there is a clear need for a better controlled, more efficient product to fill the void. We believe our RapiMed is that product.

ScripsAmerica presented RapiMed® to retail buyers in February of 2013 at the ECRM Cough and Cold show in Florida and we received very positive feedback. We have engaged Davison Product Group, LLC to roll out the product to retailers nationwide once we secure adequate funding. Depending on the retailer, the product will be promoted through in-store temporary price reductions, coupons, store-circulars, buy-two-and save packs, as a clip-strip program, radio and print advertising. As noted below, in March 2014, we began selling our RapiMed® pediatric acetaminophen in the People’s Republic of China through our joint venture entity, Global Pharma Hub, Inc.

In January 2014, we entered into a joint venture entity, Global Pharma Hub, Inc., with Forbes Investments, Ltd. and Sterling, LLC and their respective assigns. The purpose of this joint venture is to license, market and distribute U.S. manufactured over-the-counter medications in foreign markets. We own 37% of Global Pharma Hub. In January 2014, we entered into a Worldwide Licensing Agreement with Global Pharma Hub under which we granted to Global Pharma an exclusive worldwide license, excluding the United States of America, to market, distribute and sell our RapiMed® children’s pain reliever and fever reducer. The license is for the use of our registered trademarks and includes online marketing, distribution and sales so long as such online outlets do not sell in the United States. We do not own the formula for the RapiMed® products sold outside of the United States, which is owned by the manufacturer we will be using to supply RapiMed® products for Global Pharma Hub. In March 2014, we secured a $200,000 order from Global Pharma Hub for our RapiMed® pediatric acetaminophen for the Hong Kong market.

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

Specialty Pharmacies

Specialty pharmacies, prepare medications for humans (and animals) that are not commercially available for individual patients. A specialty pharmacy will mix or alter various drug ingredients to create a customized medication for an individual patient in response to a doctor’s prescription. These custom doses may be in the form of an alternate strength of the medication, flavoring of medication and/or preparation of the medication for patients with allergies or other sensitivities. For example, a patient may be allergic to an additive to a pill, such as a certain dye color, or the patient needs less of an inert (non-active) ingredient or needs a stronger dose than is commercially available.

According to a report from the research firm IBISWorld, during the past five year period ended 2012, the specialty pharmacy industry has largely grown as a result of increased awareness of compounding pharmacies and pharmaceutical applications, shortages of mass-produced drugs and growth in the number of senior citizens. During such time, the number of prescription drug shortages has increased, rising from 61 in 2005 to more than 280 in 2012. Further, a December 2012 article by the American Journal of Managed Care cites that pharmacies specializing in compounding have become more prevalent, citing the primary reason as drug shortages which have become more frequent over recent years. The American Society of Health-System Pharmacists currently lists a shortage of 235 products on its website. Another factor for expected growth in the market for compounding pharmacies is the increasing number of Americans aged 65 and over, supporting demand for medications from the compounding industry that cannot be met by conventional medications. In the five years to 2017, IBISWorld estimates that revenue will increase. During that time, a growing number of doctors and patients will likely turn to compounding pharmacies to prepare medications with alternate doses and strengths. Rising demand will ultimately bring more operators into the industry. IBISWorld projects that the number of firms operating in this industry will increase at an average of 2.3% annually to 178 in the five years to 2017.

Independent Pharmacy Distribution

Wholesale Rx

As of November 1, 2013, we entered into a written agreement with WholesaleRx, Inc., which represents over 700 such independent pharmacies. WholesaleRx is DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx is in possession of the proper facility, the critical state licenses, DEA approval, and the network of customers to add to ScripsAmerica’s current revenue stream. We anticipate adding available state licenses from additional states, thereby expanding WholesaleRx’s reach while increasing the products available for distribution into their network. WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. When WholesaleRx receives orders from the independent pharmacies, they send the goods to them COD, which will eliminate any accounts receivable issues. We would provide financing and administer the process of providing financing to WholesaleRx.

Prior to November 1, 2013, we had an oral agreement with WholesaleRx pursuant to which we secured third party financing to fund WholesaleRx’s purchase orders in consideration for which we received 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would be (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances).

Under our November 2013 written agreement with WholesaleRx, we agreed to provide purchase order financing to WholesaleRx under new terms and purchased a 20% equity stake in WholesaleRx. In consideration for providing the purchase order financing, and to cover our costs in administering such financing, WholesaleRx has agreed to pay us on or before the 15th calendar day of each month 20% of the gross profit (as described in the preceding paragraph) for the prior calendar month. If WholesaleRx is late in paying such 20% fee, then the amount owed to us will accrue interest at the rate of 18% per annum until paid.

Under this financing arrangement, when WholesaleRx needs to fund the purchase of product to fill an order, we will secure advances financing from a third party financing source (with which we have a pre-existing business relationship) and then turn around and lend the money directly to WholesaleRx. WholesaleRx must repay the advance from us within 24 calendar days (which is six days before we must repay the third party financing source). The loans we make to WholesaleRx are secured by certain assets of WholesaleRx (including any proceeds from such assets), and WholesaleRx has agreed to indemnify and hold us harmless for any claims, charges and demands resulting from or arising out of any purchase order financing with the third party financing source.

During 2013, we borrowed from related third parties to provide WholesaleRx’s with purchase financing. These related third parties were Development 72, LLC, which is an affiliate of one of directors, and the wife of our Chief Executive Officer. We borrowed an from Development 72 to provide WholesaleRx purchase order financing in August and September 2013, and we borrowed from the wife of our Chief Executive Officer to provide WholesaleRx purchase order financing from September to December 2013. Since January 1, 2014, we have provided purchase order financing to WholesaleRx from our cash flow from operations without borrowing any funds.

In addition to providing purchase order financing to WholesaleRx, we also agreed in the November 2013 written agreement to make an equity investment in WholesaleRx in the amount of $400,000 for 12,000 shares, which represents a 20% interest in WholesaleRx. We paid the subscription amount in three installments ($150,000 was paid upon execution of the agreement, $125,000 was paid in January 2014 and $125,000 was due on February 15, 2014 but we have not yet paid this amount). A proportionate number of the shares of WholesaleRx were released to us from an escrow agent upon each payment. As of April 9, 2014, we have received 8,250 shares from the escrow agent (representing a 14% interest in WholesaleRx). Under the November 2013 written agreement we also have a right of first refusal for (i) any proposed transfer of shares by the current owners of WholesaleRx and (ii) any financing (debt or equity) by WholesaleRx.

If either of the other two shareholders have a desire to sell some or all of their shares of WholesaleRx stock, they are required to notify us immediately of that intent of that intent and offer us that opportunity to both the shares to be sold. If the selling shareholder and we cannot agree on terms for the purchase of the shares, then the selling shareholder may try to sell his stock to a third party. However, if the either of the other two shareholders of WholesaleRx receive a bona fide offer for the purchase of some or all of their WholesaleRx from a third party, we have a right of first of first refusal to purchase such WholesaleRx stock on the terms and conditions of such bona fide offer. The selling shareholder must provide us with a written copy of the bona fide offer, and we have then fifteen calendars after the receipt of the notice to exercise our right of first refusal.

We also have a right of first refusal with respect to any proposed investment in WholesaleRx.

PIMD Sourcing and Marketing Agreement

On October 18, 2013, we entered into an agreement to acquire 90% of the Membership Units in P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida. Florida is a most desirable state to be a base of operations and distribution due to the current needs of its diverse population. The operation will be guided by our full time pharmacist who will ensure both DEA and Florida compliance. This additional revenue stream will certainly enhance shareholder value. Although founded approximately 4 years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that we obtain the necessary licenses from Florida (and the DEA) for the ownership of a drug distribution company like PIMD. At that time we entered into the agreement, we believed that the licensing could be accomplished within about 12 weeks.

However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to change the structure of the relationship. Accordingly, the original purchase agreement was cancelled and voided. The funds already advanced by us to PIMD were converted to a loan and the relationship between PIMD and us became a Sourcing and Marketing Agreement

Under this Sourcing and Marketing Agreement, which we entered into with PIMD in December 2013, we will assist PIMD by helping PIMD to (1) secure advantageous sources of drugs and (2) secure marketing and sales assistance in selling the drugs. For these services, we will receive a “Sourcing and Marketing Fee” which is 45% of the “Calculated Basis” to be calculated under a formula in the Sourcing and Marketing Agreement. PIMD has no material sales in fiscal 2013 and no sales as of the three months ended March 31, 2014, but should be operational by the end of June 2014. Under the terms of the revised agreement with PIMD, we have no authority or control with respect to PIMD’s business - the purchase of the drugs and the sale of the drugs. Additionally, we do not have any authority to bind PIMD for any transaction relating to the purchase, sale or transfer of pharmaceutical products.

In the meantime, Implex Corporation, owned by our legal counsel, Richard Fox, who is a Florida resident, has stepped in to assist with any licensing issues. We believe that if licensing is required it will be that of Implex, based in Florida and with a Florida owner. Implex borrowed $272,000 from ScripsAmerica at an interest rate of 2% and has re-loaned the funds to PIMD at an interest rate of 5%. Implex will keep the 3% differential. Our loan to Implex and Implex’s loan to PIMD are both for a 5-year period. Implex will be entering into a “Business Development and Retention Agreement” with PIMD to assist PIMD with the development of its business.

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

On February 5, 2014, we received registration approval for our RapiMed® children’s acetaminophen in Hong Kong. With the registration process complete, we are now free to distribute RapiMed® children’s acetaminophen throughout Hong Kong. On March 17, 2014, we received a $200,000 purchase order for RapiMed® children’s acetaminophen from Global Pharma Hub, our joint venture entity, for the Hong Kong market.

Although not planned for the next 12 months, we do plan to develop and launch additional products as quickly as cash flows allow. Vitamins and OTC products are among the product categories currently under consideration. The rapidly dissolving drug formulation for vitamins can be developed within one to two months, as no regulatory approval is required to bring such products to market, and can be distributed through the existing network. OTC rapidly dissolving drug formulations can be launched with a five- to six-month lead time, including three months of accelerated studies and one month of process validation. We do not need to obtain FDA approval to market and sell orally disintegrating rapid dissolve tablets for vitamins and OTC products. We only need to be sure that the contract manufacturers we use for making our orally disintegrating rapid dissolve tablets for vitamins and OTC products have quality control and manufacturing procedures that conform to the FDA's good manufacturing practices (“GMP”) regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance.  We expect it would take us nine (9) months to purchase the raw materials, manufacture the product using a contract manufacturer, complete the packaging, ship the finished product and conduct the marketing/advertising for the product. Launch of generics as a rapidly dissolving drug formulation requires filing of an Abbreviated New Drug Application or New Drug Application under Section 505(b)(2) of the Federal Food, Drug and Cosmetics Act, which covers new pharmaceutical products with innovative dosage forms or delivery routes. Generics will require at least two years of time to approval as well as a $1 million - $2 million investment in safety and efficacy studies.

Except for the 80 mg and 160 mg pediatric orally disintegrating rapid dissolve tablets, we currently do not have any other marketable rapid dissolve products. We may not successfully develop any of the potential rapid dissolve products for vitamins and OTC products, or we may require more funding than we expect to develop such potential orally disintegrating products.

We do not have exclusive use for this material for our rapid dissolve products. The remainder of our formulation to develop these potential rapid dissolve products, such as particle size, coating agents, flavors, binders, manufacturing lubricants, package design, manufacturing process, packaging materials and packaging process, are treated as our trade secrets. Although any competitor or potential competitor may use the same patented material to make a rapidly dissolving product, we rely on the trade secret aspect for our competitive edge in the market for rapid dissolve products. As of March 31, 2014 we are not aware of any patent that would block our use of our “trade secrets” for the development of rapid dissolve vitamins and OTC products.

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

Global Pharma Hub Joint Venture

In January 2014, we formed Global Pharma Hub, Inc. with Forbes Investments, Ltd. (and its assigns) and Sterling, LLC (and its assigns) for the purpose of marketing, supplying and distributing OTC products as RapiMed® orally dissolving tablets in foreign markets. The initial market is in China, where Global Pharma Hub began marketing and distributing our RapiMed® children’s acetaminophen in China.

The ownership of Global Pharma Hub, Inc. is as follows: (a) we own 37%, (b) Forbes Investments, Ltd. owns 37% and (c) Sterling, LLC owns 26%. Forbes Investment, Ltd. is based in Shenzhen, China. The parties have a written understanding of this joint venture although a final, binding contract is in process of being prepared for signature.

Global Pharma Hub will seek out and identify companies that have market ready OTC products and then structure a licensing agreement with that company for the international distribution of such OTC Product reformulated and marketed as a RapiMed® orally dissolving tablet. The process of identifying companies with OTC products that Global Pharma Hub would be interested in distributing will involve Global Pharma Hub’s management leveraging their network of business associates they have developed over several years, and then using those connections to arrange introductions for Global Pharma Hub with the potential target companies with the targeted OTC products.

Global Pharma Hub will source from the US the OTC products for licensing to be formulated, marketed and sold as a RapiMed® products and then based upon market due-diligence, determines which foreign markets present the highest demand for said OTC product. Once Global Pharma Hub determines which countries present the highest demand for the RapiMed® version of the OTC product, it will structure a license agreement with the OTC product company for the exclusive licensing, marketing and distribution rights for a particular country or countries. Global Pharma Hub seeks to have exclusive foreign territory rights for the RapiMed® version of a particular OTC product to prevent third party competition from other potential licensees of the same OTC product.

Global Pharma Hub will then distribute the licensed OTC products through arranging agreements with importers in the foreign distribution markets and arranging sub-licensing distribution agreements with distribution partners in the foreign distribution markets. The process of identifying the importers and distributers primarily involves leveraging the business network of Global Pharma’s officers and directors.

The importer’s function is to assist in arranging the shipping logistics for the RapiMed® version of the OTC product to reach the designated port and then appropriately delivered to the distributor. For these services the importer earns a designated fee based upon several variables such as the size of the OTC order and importer’s level of logistical involvement.

The distributors function is to arrange retail distribution of the OTC product. The distributor will hold either the exclusive or non-exclusive sub-licensing rights for the RapiMed® version of the OTC product in the particular foreign market. The distributors earns a percentage of every purchase order it arranges with retailers. This percentage is determined through negotiations between Global Pharma Hub and the distributor.

Sometimes, the importer and distributor in the foreign market may be the same party, or affiliated in some fashion.

Global Pharma Hub does not engage in on the ground solicitation of retail distributors in the foreign markets; those efforts are conducted by the distributors with whom it has agreements.

The process of delivering the RapiMed® version of the OTC product to the foreign distributor involves the distributor submitting purchase orders to Global Pharma Hub and then Global Pharma submitting purchase orders to the U.S. company licensor of the OTC product. Global Pharma earns a percentage on every order through marking up the product price it receives from the U.S. company licensor.

In January 2014, we entered into an exclusive world-wide licensing agreement with Global Pharma Hub, a related party that is a joint venture entity of which we own 37%, for the marketing and distribution of our children’s pain reliever and fever reducer OTC product called RapiMed® in all countries except the United States. The license will allow Global Pharma Hub to market and distribute the children’s acetaminophen orally dissolving tablets under our registered trademark, RapiMed®, as well as our registered trade mark “MELTS IN YOUR CHILD'S MOUTH”.

In order to keep the license agreement, Global Pharma Hub must meet minimum sales quotas terms which are as follows:

1.	$500,000 in purchase orders during first 12 months of License Agreement;
2.	$1,400,000 in purchase orders during second 12 months; and
3.	$2,400,000 in purchase orders during the third 12 months.

Global Pharma Hub signed an exclusive sub-licensing agreement for RapiMed in the territory of Hong Kong on January 28, 2014, with NYJJ Hong Kong Ltd. to generate initial and ongoing orders for the product following its registration approval by the Hong Kong government.  The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$550,000 in purchase orders during first 12 months;
2.	$1,500,000 in purchase orders during the second 12 months; and
3.	$2,500,000 in purchase orders during the third 12 months

On February 22, 2014, Global Pharma Hub signed an exclusive sub-licensing agreement with Jetsaw Pharmaceutical, Inc. the marketing and distribution of RapiMed® pediatric acetaminophen in the territory of Canada for an initial term of three years. The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$120,000 in purchase orders during first 12 months;
2.	$220,000 in purchase orders during the second 12 months; and
3.	$320,000 in purchase orders during the third12 months.

Jetsaw Pharmaceutical has over 14 years of experience in the Canadian pharmaceutical and OTC market in providing medication procurement and distribution services to hospitals, clinic chains and both independent and large pharmacy brands. As a result Jetsaw has a wide network of relationships in the Canadian pharmaceutical market. We expect that Jetsaw will be able to leverage these relationships to aggressively introduce RapiMed® pediatric acetaminophen into multiple distribution channels.

Supplier Agreement

We have finalized the terms with a manufacturer for the production of our RapiMed® pediatric acetaminophen for marketing, sale and distribution outside of the United States. We expect to sign a Manufactuing and Supply Agreement with this manufacturer in the second quarter of 2014. This agreement will be a non-exclusive arrangement. This supply agreement will be for a term of one year with automatic renewal for additional, successive one year terms unless either party terminates upon 180 days prior notice. This supply agreement may be terminated for (i) a material breach of the agreement which is not cured within 30 days after notice of the breach from the other party, (ii) a force majeure (causes beyond the reasonable control of a party such as an act of god, natural disaster or governmental act or imposition) that causes a party to be unable to perform for 90 days (consecutively or in the aggregate), (iii) insolvency or bankruptcy of a party, (iv) breach of a confidentiality provision in the supply agreement or (v) if we terminate a RapiMed® product line with 90 days prior notice to the Supplier. Each party under this supply agreement will retain ownership of their respective intellectual property (patents, trademarks, trade secrets) despite use of such intellectual property under this supply agreement. The manufacturer owns the formula that we will be using for our RapiMed® products made by them under this agreement.

Under this agreement, the Supplier will manufacture, package and ship the RapiMed® pediatric acetaminophen in accordance with the specifications and directors we provide to them. The Supplier will bill us within five (5) days of the shipment of product and we will pay the Supplier within 30 days of the receipt of the invoice. We pay for the shipment of the RapiMed® product to our designated carrier.

This supply agreement will have mutual indemnification provisions in the Supplier will indemnify us for any loss or expense directly or indirectly, arising out of, resulting from or in any way connected with (a) any breach by Supplier of the terms of this supply agreement; (b) if the Supplier does not manufacture, package or ship the RapiMed® goods in conformity with our written specifications provided to them, (c) if the Supplier breaches any of their warranties made to us, (d) the Supplier does not comply with any laws that apply to the Supplier’s obligations under this supply agreement, (e) any recall or return of RapiMed® products initiated by Supplier or by us if such recall was a result of the Supplier’s failure to comply with the our written specifications or the Supplier’s warranties; or (f) any claim that the manufacture, use or sale of any of the RapiMed® products infringes upon or violates any intellectual property rights of any third party (so long as such claim is not based on any intellectual property owned by us). We will indemnify the Supplier for any loss or expense arising out of, resulting from or in any way connected with our breach of the supply agreement.

If the use or sale of any RapiMed® product (or a component part of RapiMed®) is enjoined because an infringement claim, and so long as such claim is not based on any intellectual property owned by us, then under this agreement with the manufacturer we will have the option to require the Supplier, at no expense to us, to (a) secure the right to continue using the RapiMed® products or components or parts thereof; (b) replace the infringing items non-infringing item of equal performance and quality; or (c) modify the infringing items so that they become non-infringing.

Specialty Pharmacies

On January 29, 2014, Implex Corporation, which is owned by our legal counsel, Richard C. Fox, entered into a stock purchase agreement with the owner to acquire the specialty pharmacy Main Avenue Pharmacy, Inc., located in New Jersey, for $550,000. The purchase price will be paid in installments and the shares will be held by an escrow agent until the final payment is made. Under the purchase agreement, the final agreement is to be made on July 11, 2014 (unless extended by the parties).

On February 20, 2014, Implex Corporation and Main Avenue Pharmacy, Inc., the specialty pharmacy being acquired by Implex, entered into a Business Management Agreement with ScripsAmerica, effective as of February 7, 2014. Under this agreement, Implex has engaged us to manage the day to day business operations of Main Avenue Pharmacy, subject to the directives of Implex. Our day to day management responsibilities includes financial management but excludes any matters related to licensing and those responsibilities which require Federal or state licensure (“Licensing Matters”). Prior to the final closing, the Licensing Matters will be handled by Main Avenue Pharmacy’s owner and after the final closing Implex will be responsible for managing Licensing Matters. We will also provide funding (as a loan or advance), to the extent necessary, to pay all costs and expenses incurred in the operation of Main Avenue Pharmacy (to the extent not covered by the funds of the pharmacy)

Implex will be entitled to make monthly draws on the first day of each month, as owner of Main Avenue Pharmacy, as follows: (i) commencing on April 1, 2014 and continuing to, and including, March 1, 2015, $47,003 plus $30 for each prescription processed by Main Avenue Pharmacy during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014); (ii) commencing on April 1, 2015 and continuing to, and including, March 1, 2016, $8,827 plus $30 for each prescription processed by Main Avenue Pharmacy during the preceding month; (iii) commencing on April 1, 2016 and continuing thereafter plus $30 for each prescription processed by Main Avenue Pharmacy during the preceding month and (iv) commencing on the 10,001 prescription proceeds by Main Avenue Pharmacy the rate will be reduced to $10 for each prescription processed by Main Avenue Pharmacy during the preceding month.

For the management services provided by us under this Business Management Agreement, Implex will pay us a combined month Management and Financing Fee. This combined fee will be equal to 97% of the Calculation Basis (as defined in the agreement), which amounts to receipts from paid invoices less Implex’s monthly draw and various expenses of Main Avenue Pharmacy.

The Business Management Agreement will have an initial term of five (5) years. If at September 30, 2018 we are not in default under this Business Management Agreement, we have the option to extend the term of the agreement for an additional five year period. The Business Management Agreement can be terminated by either party if (i) the other party (i) breaches the agreement and the breach is not cured within 30 days of notice from the other party or (ii) the liquidation, bankruptcy, insolvency or receivership of the other party.

Development Agreement/Intellectual Property

We own the Websites www.rapimeds.com and www.scripsamerica.com. We do not have any other intellectual property except as described below.

On April 17, 2013 we filed a trademark application for “RAPI-MED” as a trade mark to use for our orally disintegrating drug formulation products prior to the sales of the pain relief rapidly dissolving drug formulation we developed. On March 15, 2013, we filed a trademark application for “MELTS IN YOUR CHILD’S MOUTH” as a trademark for use for our pain relief 80mg and 160 mg orally disintegrating rapid dissolve tablets that we developed. Both of these marks have been successfully registered with the U.S. Patent and Trademark Office. On January 14, 2014, “MELTS IN YOUR CHILD’S MOUTH” was put on the Supplemental Register and March 25, 2014 “RAPIDMED” was placed on the Principal Register.

During 2015, we expect to submit an application for a “process patent” for how we make our 80 mg and 160 mg pain relief orally disintegrating product. A process patent, if granted, would give us an exclusive method to produce not only our 80 mg and 160 mg pain relief orally disintegrating product but any other orally disintegrating tablets we decide to produce, and it would prevent other companies from using our manufacturing process. However, the process patent will not prevent other companies from producing ODTs using any manufacturing process not covered by our process patent (if granted). In addition, our process patent would not allow us to produce an orally disintegrating tablet that is covered by a product patent of another company (as a product patent gives the holder exclusive rights to the product regardless of how it is produced). If our process patent application is denied, we would not be able to seek protection for our manufacturing process under state trade secret law. Trade secret law protects, among other things, non-patentable processes provided certain conditions are met: (i) the process is generally not known, (ii) the process gives an economic benefit to the owner and (iii) the owner takes reasonable steps of keeping the process secret. By filing a process patent our manufacturing process becomes disclosed to the public and we would be unable to meet the condition of secrecy.

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

Our independent pharmacy distribution business competes against large and medium sized pharmaceutical distributors such as McKesson, AmerisourceBergen Corporation, Anda Pharmaceuticals, Inc., Cardinal Health, Harvard Drug Group, Capital Wholesale Drug Company, Henry Schein, Inc. and Matrix Distributors, Inc., Medsource Corporation, Sunrise Wholesalers, Inc. and Top Rx. All of these competitors have more financial resources than we do and are better positioned to offer lower prices for pharmaceutical products with better payment terms.

In our RapiMed® orally disintegrating tablet business, we compete against small, mid-sized and large pharmaceutical companies. Our major competitors for orally disintegrating tablets for prescription drugs are primarily large pharmaceutical companies such as ALZA Corporation, BTG, Catalent Pharma Solutions, Shire Plc, Watson Pharmaceuticals, Becton Dickinson and Genzyme Corporation. These companies have significantly greater financial resources and marketing abilities than we do. However, we believe that we can compete effectively against these larger companies by targeting niche markets that are ignored or under-served by these larger pharmaceutical companies. We believe the niche prescription drug market offer, in the aggregate, the opportunity to generate significant revenues in the future.

Traditionally, specialty pharmacies tended to be small operations that create special formulations of drugs at the request of doctors. Consequently, there are no dominant competitors in this segment of the specialty pharmacy industry. The specialty pharmacy is, in general, fragmented with primarily single store operations. We do not compete against large-scale drug compounding companies, such as Ameridose and The New England Compounding Center, which are more similar to drug manufacturers than pharmacies.

Our orally disintegrating drug formulation for 80 mg and 160 mg acetaminophen will compete with other children’s analgesic products, such as Johnson & Johnson’s Children’s Tylenol Suspension Liquid and Children’s Tylenol Meltaways, Novartis’ Triaminic Fever Reducer Pain Reliever, and Perrigo’s Junior Strength Non-Aspirin Suspension Liquids& Drugs. While the strength of J&J’s Tylenol brand seemed virtually bulletproof in the U.S. until recently, a multitude of product recalls over the past three years have weakened its reputation and opened a window for competitors to capture market share, especially in the children’s analgesics market where pediatricians’ support of the Tylenol brand has seen some erosion. We will launch our rapidly dissolving drug formulation for 80 mg acetaminophen to try to take advantage of the open window in the analgesics market by promoting the advantages of orally disintegrating tables – accurate dosing, patient-friendly and faster onset to accelerate relief.

Employees

As of April 8, 2014, we had two (2) full time employees and five (5) consultants. We plan to hire more persons on as-needed basis.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Risk Related to Our Company

As a result of our evolving business model, we have a limited operating history in our lines of business and, therefore, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. Since our inception, our business model has evolved significantly. In 2013, we moved away from providing these pharmaceutical distribution services as our main source of income, and we focused on generating revenue through (1) the marketing, sale and distribution of our RapiMed® products, (2) our independent pharmacy distribution model and (3) our entry into the specialty pharmacy market. As a result of the change in our business model, our revenues have significantly decreased from prior periods. For the year ended December 31, 2013, our revenues decreased approximately 85.7% from 2012. We have a limited operating history in our new lines of business from which to evaluate our business. Our failure to successfully bring our rapid melt formulations to market or successfully execute our business plan for our independent pharmacy distribution and/or specialty pharmacy business would have a material adverse effect on our ability to continue operating. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Further, because of the change in our business model, our historical financial data is of limited value in estimating future operating expenses and future cash flow. Our budgeted expense levels are based in part on our expectations concerning future revenues. However, our ability to generate the needed levels of revenues depends largely on our ability to be successful in our rapid melt drug development, independent pharmacy distribution and specialty pharmacy businesses. Moreover, even if we successfully develop and market rapid melt drug formulation, the size of any future revenues from such product sales depends on the market acceptance of such drugs we develop, which is difficult to forecast accurately. After taking into consideration our 2014 interim results to date and current projections for the remainder of 2014, the Company’s management believes that the Company’s cash flow from operations, coupled with recent financing are not sufficient to support the working capital requirements, debt service, applicable debt maturity requirements, and operating expenses through December 31, 2014.

Our quarterly and annual expenses are likely to increase substantially over the next several years depending upon the level of capital spending required to grow our revenues. Our operating results in future quarters may fall below expectations. Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share.

Disruptions in our supply chain or among other companies providing services to us could adversely affect our ability to fill purchase orders for our independent pharmacy distribution business, which would have a negative impact on our financial performance. The failure of a single source in the supply chain would cause only minor delays in our ability to fill purchase orders for our independent pharmacy distribution business. In the event of a supply gap, we would either procure product in the market, if available at a reasonable cost, or work with other sources to formulate the drug in question. Such fixes to the supply gap would cause delay of shipment and increase costs, both of which would have negative impact on our profitability and our results of operations.

We do not have any written contracts with our customers. This allows such customers to use other companies instead of us which may negatively impact on our sales. Because we do not have any written contracts with our independent pharmacy customers or with our the customers of specialty pharmacy, those customers are free to forward requests for pharmaceutical products or customize pharmaceutical compounds from other distributors or specialty pharmacies (as the case may be). If a significant number of our customers began to use competing companies instead of us, our sales would decrease significantly.

Competition from horizontal and vertical markets involved in distribution to independent pharmacies may erode our sales. Our independent pharmacy distribution business faces competition, both in price and service, from national, regional, and local full-line, short-line, and specialty wholesalers, service merchandisers, self-warehousing chains and manufacturers engaged in direct distribution, and from large payor organizations. In addition, competition exists from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers) which may from time to time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by us. Price, quality of service, and in some cases convenience to the customer are generally the principal competitive elements in this segment and which may cause our customers to use, or end users to request use of, other distributors. Such a shift in distributors would adversely affect our sales.

Any technologies, products and businesses that we may acquire to expand or complement our business may be difficult to integrate, could adversely affect our relationships with key customers, and/or could result in significant charges to earnings as well potential dilution to existing stockholders. One element of our business strategy is to identify, pursue and consummate acquisitions that either expand or complement our businesses, namely (1) rapidly dissolving drug formulations for Over the Counter (OTC) drugs, vitamins and supplements, (2) the independent pharmacy distribution market and (3) the specialty pharmacy market. Integration of acquisitions entails a number of risks including the diversion of management’s attention to the assimilation of the operations of acquired businesses; difficulties in the integration of operations and systems; the realization of potential operating synergies; the retention of the personnel of the acquired companies; accounting, regulatory or compliance issues that could arise; challenges in retaining the customers of the combined businesses; and a potential material adverse impact on operating results. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, In addition, we will require additional financing in order to fund future acquisitions, which may or may not be attainable. In addition, if we acquire businesses or products, or enter into other significant transactions, we expect to experience significant charges to earnings for merger and related expenses. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods. Finally, we may use shares of our common stock to finance some or the entire purchase price of an acquisition, which may result in a downward trend in our stock price, especially if our results of operations are negatively impacted by such acquisition(s).

We currently rely on a third-party contract manufacturing organizations to manufacture and supply our RapiMed® products. If our manufacturer fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find a new manufacturer. We do not own facilities for the manufacturing of our RapiMed® products, and we will rely upon third-party contract manufacturing organizations to manufacture and supply our RapiMed® products. The manufacture of pharmaceutical products in compliance with the FDA's current good manufacturing practices, or cGMPs, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturer was to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to fulfill orders for our RapiMed® products would be jeopardized. Any delay or interruption in the supply of RapiMed® products, depending upon the period of delay, may require us to find a new manufacturer and could cause us to lose orders and otherwise have a material adverse effect on our sales of RapiMed® products.

We currently rely on a single manufacturer for the production of RapiMed® products to be sold outside of the United States; we do not have a manufacturer for such products to be sold in the United States. Further, although we have finalized terms of a manufacturing and supply agreement, we have yet to sign that agreement with our manufacturer. Although there are alternative manufacturers we could use for the production of our RapiMed® products, it could be expensive and take a significant amount of time to arrange for alternative manufacturers, which would adversely affect our business.

We do not own the formula used for the RapiMed® products to be sold outside of the United States, which formula is owned by the manufacturer we will be using. If we are unable to continue to use that manufacturer, our sales of RapiMed® products outside of the United States could be negatively affected. Although we own the registered trademark for RapiMed®, we do not own the formula or other intellectual property with respect to the formula of the RapiMed® products being manufactured for us for sale outside of the United States. Such intellectual property is owned by the manufacturer, although we do expect to own the formula and other intellectual property for the RapiMed® products to be manufactured for sale in the United States. We have finalized terms of our agreement with the manufacturer for the RapiMed® products to be sold outside of the United States and we expect to have this agreement signed in the second quarter of 2014. However, if we fail to get the agreement signed with that manufacturer or if the agreement is subsequently terminated for any reason or the manufacturer is unable to perform its duties under this agreement (such as bankruptcy, regulatory issues or capacity issues), we would have to find a new manufacturer and/or develop or use another formula for the production of RapiMed® products. Not only would we not be able to fill overseas orders for RapiMed® products, which would negatively affect our revenues, but the process to find a new manufacturer and/or develop or use another formula would be costly and time consuming and we may not have the financial resources to find a new manufacturer and/or new formula.

We could suffer reputational and financial damage in the event of product recalls. We may be held liable if any illness or injury caused by any product we distribute to independent pharmacies, any RapiMed® product we develop or market or by any preparation from our specialty pharmacy or if any of the foregoing are found to be unsuitable for use. In addition to any reputational damage we would suffer, we cannot guarantee that our product liability insurance or that of any of our suppliers would fully cover potential liabilities (although we are named as an additional insured on the product liability insurance policies of our suppliers). In the event of litigation, any adverse judgments against us would have a material adverse effect on our financial condition, including our cash balances, and results of operations.

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if it were unable to recruit key personnel in the future. Our near-term success will depend to a significant extent on the skills and efforts of Robert Schneiderman and Jeffrey Andrews. The Company plans to enter into employment agreements with Messrs. Schneiderman, and Andrews sometime in the future. We expect our cash flow from operations to grow significantly during 2014, primarily from the marketing of our RapiMed® products in China by a third party licensee, our independent pharmacy distribution business and our specialty pharmacy operations. We expect this increased cash flow will be sufficient to pay our executive officer their respective salaries. However, should our quarterly sales not continue to grow as expected and we do not maintain our expenses at current levels, our operational cash flow may not be able to support the payment of the salaries of our executive officers and other sources of funding would be required; and there is no guarantee that funding can be raised. The loss of one or more current key employees could have a material adverse effect on our business even if replacements were hired. Our success in the future also depends on our ability to attract and retain additional qualified employees in the future. Competition for such personnel is intense, and we will compete for qualified personnel with numerous other employers, many of whom have greater financial and other resources than we do. We plan to incentivize employees to engage in a long-term relationship with us through awarding equity as part of overall compensation.

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

Regulation of our distribution business could impose increased costs or delay the introduction of new products, which could negatively impact our business. The healthcare industry is highly regulated. As a result, we and our suppliers and distributor are subject to various local, state and federal laws and regulations, which include the operating and security standards of the Drug Enforcement Administration (DEA), the FDA, various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services, the Centers for Medicare and Medicaid Services, and other comparable agencies. The process and costs of maintaining compliance with such operating and security standards could impose increased costs, delay the introduction of new products and negatively impact our business. For example, there have been increasing efforts by various levels of government agencies, including state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system. Certain states have adopted or are considering laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system, while other government agencies are currently evaluating their recommendations. In addition, the Drug Quality and Security Act, signed into law on November 27, 2013, establishes a track-and-trace pedigree system for drugs which will be phased in over a ten year period. These pedigree tracking laws and regulations will increase the overall regulatory burden and costs associated with our independent pharmacy distribution business, and would have a material adverse impact on our operating expenses and our results of operations.

Risks Related to Our Stock

Until our evolving business plan generates sufficient cash flow from operations to cover our expenses, we will need to raise additional capital by sales of our common stock and we may issue shares of our common stock for payment of services, which may adversely affect the market price of our common stock and your rights in us may be reduced. In 2013 we moved away from providing these pharmaceutical distribution services as our main source of income, and we focused on generating revenue through (1) the marketing, sale and distribution of our RapiMed® products, (2) our independent pharmacy distribution model and (3) entry into the specialty pharmacy market. However, we have to use all of our available cash to get these new lines of business up and running. Until our operations generate sufficient cash flow to cover our expenses, need to raise funds by issuing additional debt or equity securities. During 2013, we issued 35,387,867 shares of common stock for the conversion of debt securities and for the payment of services provided. If we must continue to raise funds by the sale of equity or convertible debt securities and/or issue shares of our common stock (or securities convertible, exchangeable or exercisable for common stock), our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

The sale of shares of common stock issuable upon the conversion of our outstanding shares of our Series A Preferred Stock and outstanding convertible notes could have a negative impact on the market price of our stock if sold. We have 2,990,252 shares of Series A Preferred Stock that are convertible into 5,980,504 shares of common stock and we have outstanding convertible notes that could be converted into 16,241,852 shares of common stock (representing, together, approximately 17% of the outstanding stock on a fully diluted basis). A substantial portion of the shares of common stock issuable upon the conversion of the Series A Preferred Stock and the outstanding convertible notes are eligible to be sold to the public under Rule 144. If our common stock does not trade with large enough share volume, the sales of the common stock issued upon the conversion of the Series A Preferred Stock and the convertible notes may cause the price of our stock to drop significantly. Additionally, the holder of the Series A Preferred Stock has registration rights for the shares of common stock issuable upon the conversion of the Series A Preferred Stock. If the Series A Preferred stockholder exercises such registration rights, such stockholder could sell a large number of shares of our common stock which could cause a significant drop in our stock price.

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

We lack legal funds to pay dividends for the foreseeable future and, as a result, we will not be able to pay any dividends during such period, including dividends owed to the Series A Preferred Stockholder, which we will have to accrue until paid. The Series A Preferred Stock that we issued on April 1, 2011 is reported as a derivative liability. The $1,043,000 invested in such Series A Preferred Stock was not recorded in the Shareholders' Deficit section of our balance sheet, but rather is shown as a liability. Consequently, for the year ended December 31, 2013, we had a stockholders’ deficit of $3,617,393 (rather than stockholders’ deficit of $2,574,393 if we had booked such investment in the Shareholders’ Deficit section of the balance sheet). Additionally, for the fiscal year ended December 31, 2013, we had a net loss available to common stockholders of approximately $11.2 million. Because we had a loss for 2013 and we have - stockholders’ deficit on our balance sheet, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend that exceeds our stockholders’ deficit without incurring personal liability. Unless we have a profit in 2013, our board of directors will not be able to declare a dividend nor will we be able to pay the full dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid. If and when we have net profits, except for any dividends owed to the holder of our Series A Preferred Stock, we anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

In July 2013, we entered into a Virtual Office Rental Agreement under which we have use of office space at Corporate Office Centre Tysons II, 1650 Tysons Boulevard, Suite 1580, Tysons Corner, VA 22102, at which we also have and telecommunications and secretarial and administrative services. This office space is our principal place of business. This space is being leased on a month to month basis at $110 per month. We expect that this space shall be sufficient for the next 36 months.

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

The following table reflects the high and low quarterly bid prices for the fiscal years ended December 31, 2012 and December 31, 2013. This information was provided to us by the Financial Industry Regulatory Authority and the Internet. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

Period	High Bid	Low Bid
1st Qtr 2013	$0.405	$0.17
2nd Qtr 2013	$0.47	$0.111
3rd Qtr 2013	$1.05	$0.123
4th Qtr 2013	$0.42	$0.0811

Period	High Bid	Low Bid
1st Qtr 2012	–	–
2nd Qtr 2012	–	–
3rd Qtr 2012	$0.51	$0.22
4th Qtr 2012	$0.483	$0.25

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

The Series A Preferred Stock, which we issued on April 1, 2011 is reported as mezzanine equity because the Series A Preferred Stock has liquidation preferences which are outside the control of the Company. The $1,043,000 invested in such Series A Preferred Stock was not recorded in the Shareholders' Deficit section of our balance sheet, but rather is shown as a liability. Consequently, for the year ended December 31, 2013, we had a stockholders’ deficit of $3,470,827 (rather than stockholders’ deficit of $2,427,827 if we had booked such investment in the Shareholders’ Deficit section of the balance sheet). Additionally, for the fiscal year ended December 31, 2013, we had a net loss of approximately $11.2 million. Because we had a loss for 2013 and we have a retained deficit on our balance sheet, our directors cannot declare dividends under Section 174 of the Delaware General Corporation Law without incurring personal liability. Unless we have a profit in 2014, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder which dividends will accrue on our balance sheet.

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

Holders of Common Stock

As of April 8, 2014, the shareholders' list of our shares of common stock showed 162 registered shareholders and 125,610,436 shares of our common stock issued and outstanding. We also have 2,990,252 shares of Series A Preferred Stock issued and outstanding, which are convertible into 5,980,504 shares of common stock.

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

On June 4, 2011, the Company issued 100,000 shares of restricted common stock to Sarav Patel, an officer, director and major shareholder of Marlex, pursuant to a consulting agreement. The shares were valued at $10,000, which was the value of the services to be performed. Under the consulting agreement, Mr. Patel will assist the Company in developing our supply chain management business by introducing and promoting the Company with private sector out-patient surgery centers, hospitals and other health care facilities. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

In October, November and December 2013, we issued an aggregate of 1,003,571 shares of common stock to Tonaquint, Inc. for the conversion of an aggregate of $207,735 in principal amount of a convertible note held by Tonaquint.

In October and December 2013, we issued an aggregate of 1,366,964 shares of common stock to JMJ Financial for the conversion of an aggregate of $299,457 in principal amount of a convertible note held by JMJ Financial.

In October, November and December 2013, we issued an aggregate of 600,838 restricted shares of common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $102,159.

In October, November and December 2013, we issued an aggregate of 62,250 restricted shares of common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $8,798.

In October, November and December 2013, we issued an aggregate of 1,003,442 restricted shares of common stock to Vista Capital Investments, LLC for the conversion of an aggregate of $163,960 in principal amount of a convertible note held by Vista Capital Investments.

In October, November and December 2013, we issued an aggregate of 827,926 restricted shares of common stock to GEL Properties, LLC for the conversion of an aggregate of $140,717 in principal amount of a convertible note held by GEL Properties.

On October 7, 2013 and November 21, 2013, we issued an aggregate of 24,444 restricted shares of common stock to Nick Torrens under a consulting agreement with regard to public relations services.  The shares were valued at $3,289.

On October 15, 2013, we issued an aggregate of 1,000,000 restricted shares of common stock to Black Cat Consulting, Inc. under a consulting agreement with regard to investor relations services.  The shares were valued at $140,000.

On October 16, 2013, we issued an aggregate of 32,000 restricted shares of common stock to our directors for their attendance at board and/or committee meetings. We took a charge of $5,440 for the issuance of these shares.

On October 29, 2013 and November 14, 2013, we issued an aggregate of 597,756 restricted shares of common stock to IBC Funds LLC for the conversion of an aggregate of $165,288 in principal amount of a convertible note held by IBC Funds.

On December 4, 2013, we issued 841,426 shares of restricted common stock to Seaside 88, LP pursuant to a Stock Purchase Agreement entered into on November 4, 2013. The purchase price of the shares was $88,374.

On December 16, 2013, we issued 313,479 restricted shares of common stock to Redwood Management LLC for the conversion of $40,752 in principal amount of a convertible note held by Redwood Management.

On December 16, 2013, we issued 250,000 restricted shares of common stock to Sean Fitzgibbons under a consulting agreement with regard to investor relations services. These shares were valued at $32,500.

On December 18, 2013, we issued 738,071 restricted shares of common stock to Caesar Capital Group LLC for the conversion of $88,569 in principal amount of a convertible note held by Caesar Capital Group.

On December 23, 2013, we issued an aggregate of 20,000 restricted shares of common stock to our directors for their attendance at board and/or committee meetings. We took a charge of $2,800 for the issuance of these shares.

On December 27, 2013, we issued 498,647 restricted shares of common stock to Group 10 Holdings, LLC for the conversion of $69,811 in principal amount of a convertible note held by Group 10 Holdings.

The shares of our common stock issued to consultants, upon the conversion of principal of notes, issued in payment of royalties and/or issued to members of our board of directors qualified for exemption under Section 4(2) of the Securities Act since such issuances of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

Overview

ScripsAmerica, Inc. was incorporated in the State of Delaware on May 12, 2008. Since our inception, ScripsAmerica’s business model has evolved significantly. Through March 2013, and to a lesser extent into early 2014, the Company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through major pharmaceutical distributors in North America, such as McKesson Corporation and Cardinal Health. The end users include retail, hospitals, long-term care facilities and government and home care agencies. The majority of the Company’s revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other clients.

However, we had no exclusive contract with McKesson and the Company’s other pharmaceutical distributors to utilize our services and our margins became compressed. As a result, in 2013 the business of providing these pharmaceutical distribution services became curtailed and we are now primarily focused on generating revenue through (1) the marketing, sale and distribution of our RapiMed® products, (2) our support arrangements and financing agreements with companies servicing the independent pharmacy distribution business and (3) our entry into the specialty pharmacy market. Specifically, we have developed a branded OTC product called “RapiMed” (www.rapimeds.com), which is a children’s pain reliever and fever reducer currently launched in China though our joint venture entity Global Pharma Hub, and which we hope to launch in retail outlets in North America sometime in 2014. We have also entered into agreements with third parties pursuant to which we receive fees based on a formula tied to the gross profit on sales of pharmaceutical products to independent pharmacies by such third parties. Lastly, on February 20, 2014 we entered into an agreement with a New Jersey specialty pharmacy that specializes in topical pain creams, pursuant to which we manage their business operations in exchange for a percentage of the pharmacy’s total revenue.

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

However, because we had no exclusive contract with McKesson to utilize our services and the margins began to shrink, we have moved away from providing these pharmaceutical distribution services as our main source of income and are now primarily focused on generating revenue through our RapiMed® products and our independent pharmacy distribution model.

On September 6, 2013, the Company and Marlex Pharmaceuticals, Inc., its former Contract Packager, pursuant to which the Company and its former Contract Packager resolved various disagreements that had arisen between the parties on various projects covered by written agreements between the Company and its former Contract Packager, namely (i) the Contract Packager’s agreement with the U.S. government, (ii) the parties agreement with respect to the production and packaging of the Company’s RapiMed® products and (iii) shares of the Company’s stock issued to the principals of the Contract Packager for consulting services, entered into a settlement agreement. The settlement agreement provided mutual releases, continued the U.S. government arrangement under modified terms, as well as a partial reimbursement over fifteen months for previous amounts due the Company.

This new agreement stipulates that the Company will provide financing through a related party, Development 72 LLC, for the continuance of its pharmaceutical distribution contract with the U.S. government and for the Contract Packager to make 15 monthly payments to the Company, totaling $408,154.95, with respect to prior shipments under U.S. government contract (which had had stopped in May 2013 due to a dispute but have resumed in September 2013) which were previously reserved for or written off in 2013. The Company’s percentage of the profits under the U.S. government contract had been revised in terms of the rate and the number of bottles of product sold to the U.S. government for which the Company would receive payments.

To protect our position with respect to the RapiMed® products we also terminated the Rapid Melt tablet agreement with the Contract Packager. All development costs through the date of this cancellation agreement have previously been expensed and paid. The Company subsequently entered into a manufacturing and supply contract directly with the manufacturer of this technology, however, this agreement was subsequently terminated in 2013.

RapiMed Children’s Pain Reliever and Fever Reducer

Our target market for RapiMed® is 2-11 year olds and we anticipate that the formula for our orally disintegrating tablets will be more effective than existing products due to its ability to melt faster, taste better and provide more accurate dosing.

Unlike other products available, ScripsAmerica’s is much smaller and dissolves in the child’s mouth in 25 seconds, therefore entering their system faster. RapiMed® contains Acetaminophen (main ingredient in Tylenol), however the bitter taste of this active ingredient is masked by a patented technology. The cherry and wild grape flavors that our product will come in are most appealing to children. Additionally, the dosage of RapiMed® is controlled, not like the syringe based competing products and we offer the 80 mg for 2-6 year olds, and 160 mg for the 6-11 year olds.

The RapiMed® packaging is convenient, portable, child resistant and easy to use as well as eye-catching. The product will be labeled in both English and Spanish to serve the expanding Hispanic markets in America. The contents are aspirin free, ibuprofen free, sugar free and gluten free as well. Since the numerous Tylenol recalls in the recent past, there is a clear need for a better controlled, more efficient product to fill the void. We believe our RapiMed is that product.

ScripsAmerica presented RapiMed to retail buyers in February of 2013 at the ECRM Cough and Cold show in Florida and we received very positive feedback. We have engaged DPG to roll out the product to retailers nationwide once we secure adequate funding. Depending on the retailer, the product will be promoted through in-store temporary price reductions, coupons, store circulars, buy-two-and save packs, as a clip-strip program, radio and print advertising.

In January 2014, we entered into an exclusive world-wide licensing agreement with Global Pharma Hub for the marketing and distribution of our children’s pain reliever and fever reducer OTC product called RapiMed® in all countries except the United States. The license will allow Global Pharma Hub to market and distribute the children’s acetaminophen orally dissolving tablets under our registered trademark, RapiMed® as well as our registered trade mark “MELTS IN YOUR CHILD'S MOUTH”. In order to keep the license agreement, Global Pharma Hub must meet minimum sales quotas terms which are as follows:

1.	$500,000 in purchase orders during first 12 months of License Agreement;
2.	$1,400,000 in purchase orders during second 12 months; and
3.	$2,400,000 in purchase orders during the third 12 months.

Global Pharma Hub signed an exclusive sub-licensing agreement for RapiMed in the territory of Hong Kong on January 28, 2014, with NYJJ Hong Kong Ltd. to generate initial and ongoing orders for the product following its registration approval by the Hong Kong government.  The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$550,000 in purchase orders during first 12 months;
2.	$1,500,000 in purchase orders during the second 12 months; and
3.	$2,500,000 in purchase orders during the third12 months.

On February 22, 2014, Global Pharma Hub signed an exclusive sub-licensing agreement with Jetsaw Pharmaceutical, Inc. the marketing and distribution of RapiMed® pediatric acetaminophen in the territory of Canada for an initial term of three years. The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$120,000 in purchase orders during first 12 months;
2.	$220,000 in purchase orders during the second 12 months; and
3.	$320,000 in purchase orders during the third12 months.

Independent Pharmacy Distribution

In addition to its RapiMed® products, we are also implementing our plan to generate significant revenue by entering the Independent Pharmacy distribution market.

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

As of November 1, 2013, ScripsAmerica entered into an agreement with WholesaleRx, Inc., which that represents over 700 such independent pharmacy operations and is a DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company in consideration of which the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances). Under the November 1 Agreement, ScripsAmerica agreed to provide purchase order financing to WholesaleRx and purchased a 20% equity stake in WholesaleRx. In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 20% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 20% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid.

In December, 2013, the Company revised an October 2013 purchase agreement to acquire 90% of the Membership Units in P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida. Although founded approximately 4 years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that the Company obtain the necessary licenses from Florida (and the DEA) for the ownership of a drug distribution company like PIMD. However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to change the structure of the relationship. Accordingly, the original purchase agreement was cancelled and voided. The funds already advanced by ScripsAmerica to PIMD were converted to a loan and the relationship between PIMD and ScripsAmerica became a Sourcing and Marketing Agreement

Under this Sourcing and Marketing Agreement, which the Company entered into with PIMD in December 2013, the Company will assist PIMD by helping PIMD to (1) secure advantageous sources of drugs and (2) secure marketing and sales assistance in selling the drugs. For these services, the Company will receive a “Sourcing and Marketing Fee” which is 45% of the “Calculated Basis” to be calculated under a formula in the Sourcing and Marketing Agreement. PIMD has no material sales in fiscal 2013 and no sales as of the three months ended March 31, 2014, but should be operational by the end of June 2014. Under our agreement with PIMD, we have no authority or control with respect to PIMD’s business - the purchase of the drugs and the sale of the drugs. Additionally, we do not have any authority to bind PIMD for any transaction relating to the purchase, sale or transfer of pharmaceutical products.

On February 20, 2014, Implex Corporation and Main Avenue Pharmacy, Inc., the specialty pharmacy being acquired by Implex, entered into a Business Management Agreement with ScripsAmerica, effective as of February 7, 2014. Under this agreement, Implex has engaged the Company to manage the day to day business operations of Main Avenue Pharmacy, subject to the directives of Implex. The Company’s day to day management responsibilities includes financial management but excludes any matters related to licensing and those responsibilities which require Federal or state licensure (“Licensing Matters”). Prior to the final closing, the Licensing Matters will be handled by Main Avenue Pharmacy’s owner and after the final closing Implex will be responsible for managing Licensing Matters. The Company will also provide funding (as a loan or advance), to the extent not covered by the funds of the pharmacy, to pay all costs and expenses incurred in the operation of Main Avenue Pharmacy.

Implex will be entitled to make monthly draws on the first day of each month, as owner of Main Avenue Pharmacy, as follows: (i) commencing on April 1, 2014 and continuing to, and including, March 1, 2015, $47,003 plus $30 for each prescription processed by Main Avenue Pharmacy during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014); (ii) commencing on April 1, 2015 and continuing to, and including, March 1, 2016, $8,827 plus $30 for each prescription processed by Main Avenue Pharmacy during the preceding month; (iii) commencing on April 1, 2016 and continuing thereafter plus $30 for each prescription processed by Main Avenue Pharmacy during the preceding month and (iv) commencing on the 10,001 prescription processed by Main Avenue Pharmacy the rate will be reduced to $10 for each prescription processed by Main Avenue Pharmacy during the preceding month.

For the management services provided by the ScripsAmerica under this Business Management Agreement, Implex will pay us a combined monthly Management and Financing Fee. This combined fee will be equal to 97% of the Calculation Basis (receipts from paid invoices less Implex’s monthly draw and various expenses of Main Avenue Pharmacy). Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy.

Description of Revenues

ScripsAmerica offers fulfillment of prescription and over the counter (“OTC”) orders. To fulfill purchase orders from customers, ScripsAmerica processes orders to the end user’s desired specifications. Capabilities range from unit of use packaging for in-patient nursing homes and hospitals to bulk packaging for government and international organizations.

Product Revenue associated with our curtailed pharmaceutical distribution services is recognized when product is shipped from a contract packager to our customers’ warehouses and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

We also recognize revenue from our contract packager on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our statement of operations. These sales transactions relate to a contract that our Contract Packager has obtained with a government agency. The revenue is reported in a separate line in the statement of operations as Product revenues net from Contract Packager, the gross sales are reduced by the cost of sales fees from our Contract Packager.

In addition, commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by WholesaleRx, which is a DEA and State-licensed to store and distribute controlled substances, pursuant to an agreement entered into as of November 1, 2013. Under this written agreement with WholesaleRx, the Company will earn a 20% commission fees on the gross margin of products shipped to independent pharmacies by WholesaleRx. From August 2013 to October 31, 2013, the Company had been receiving a 12.5% commission fee on the gross margin of such shipments under an oral agreement with WholesaleRx.

Results of Operations

					( ) = unfavorable Change
	2013		2012		$ change
Product revenue-net of contract adjustments	153,000	28%	3,763,000	96%	(3,610,000)
Revenue net, from contract packager	333,000	60%	152,000	4%	181,000
Commission fees - related party	70,000	13%	–	0%	70,000
Net Sales	556,000	100%	3,915,000	100%	(3,359,000)
Cost of Goods Sold	496,000	89%	3,384,000	86%	(2,888,000)
Gross Profit	60,000	11%	531,000	14%	(471,000)
Operating Costs and Expenses:
General and Administrative	2,432,000	437%	1,861,000	48%	(571,000)
Share-base Comp issued for payment of services in General and Administrative	3,792,000	682%	178,000	5%	(3,614,000)
Reserve expense for receivable - contract packager	1,129,000	203%	–	0%	(1,129,000)
Research and Development	–	0%	38,000	1%	38,000
Total Operating expenses	7,353,000	1322%	2,077,000	53%	(5,276,000)
Operating Loss	(7,293,000)	1312%	(1,546,000)	-39%	(5,747,000)
Other Income (expenses) :
Interest expense	(333,000)	-60%	(225,000)	-6%	(108,000)
Loss from derivative issued with debt greater carrying value	(1,180,000)	-212%	–	0%	(1,180,000)
Loss on revaluation of derivatives	(1,289,000)	-232%	(7,000)	0%	(1,282,000)
Financing costs	(972,000)	-175%	–	0%	(972,000)
Amortization of debt discount	(785,000)	-141%	(41,000)	-1%	(744,000)
Gain on extinguishment	637,000	115%	–	0%	637,000
Income from equity investments	2,000	0%	–	0%	2,000
Total Other Income / (expenses)	(3,920,000)	-705%	(273,000)	-7%	(3,647,000)
Income (Loss) before taxes	(11,213,000)	-2017%	(1,819,000)	-46%	(9,394,000)
Tax Expense	–	0%	43,000	1%	(43,000)
Net loss	(11,213,000)	-2017%	(1,862,000)	-48%	(9,351,000)

Revenues, net: The following table sets forth selected statement of operations data as a percentage of total revenue for fiscal years ending December 31, 2013 and 2012.

Products sold	2013	% to total	2012	% to total	Change
Prescription drug products	185,000	3%	2,949,000	53%	(2,764,000)
OTC & non prescription products	117,000	2%	1,461,000	26%	(1,344,000)
Revenue, from contract packager	6,434,000	88%	1,173,000	21%	5,261,000
Revenue, from pharmaceutical partner	599,000	8%	–	0%	599,000
Gross Revenue	7,335,000	100%	5,583,000	100%	1,752,000
Discounts / Charge backs	(150,000)	-2%	(647,000)	-12%	497,000
Adjustment to sales for contract packager and pharmaceutical partner	(6,629,000)	-90%	(1,021,000)		(5,608,000)

Net Revenues	556,000		3,915,000		(3,359,000)

In 2012, the majority of the Company’s revenue was generated from the sales of generic pharmaceutical prescription orders under our pharmaceutical distribution services business. In fiscal year 2013 the Company generated net sales revenue of approximately $556,000 as compared to net sales revenue of approximately $3,915,000 for 2012, a decrease of approximately $3,359,000, or 86%. The decline in sales was mainly a result the Company’s decision to exit sales to McKesson due to increase charge back costs and the discontinued sales to Cutis Pharmaceuticals and MedVet which we had significant sales a year ago. Revenue from the U.S. government contract through our former Contract Packager did not replace the lost sales volume partly because the U.S. government sales are recorded net of costs. The Company sales for fiscal year 2013 would have been approximately $2.2 million higher if the sales for U.S. government were recorded at gross and were not recognized on the net basis for sales associated with the U.S. government contract with our former Contract Packager. In August 2013 we began earning revenue from our arrangements with independent pharmacies pursuant to an oral agreement with WholesaleRx, a pharmaceutical distributor, under which we earn a commission of 12.5% on the gross margin of generic pharmaceutical and OTC product sales shipped to independent pharmacies by WholesaleRx. On November 1, 2013, we entered into a Master Agreement with WholesaleRx which increased the commission to 20%. WholesaleRx sales were approximately $599,000 for five months of shipments in fiscal year 2013, for which we earned a commission of approximately $70,000.

For the twelve months period ended December 31, 2013 U.S. government sales accounted for 60% of our net revenue and McKesson accounted for 27% of our net revenue (versus 4% and 74%, respectively, of net revenue for the same period in 2012). Cutis Pharmaceuticals and MedVet accounted for another 22% of our net revenue in 2012. Commissions of approximately $70,000 in 2013 accounted for the other 12% of our revenue.

Gross Profit: Gross profit for fiscal year 2013 was approximately $60,000, which was 11% of our net sales as compared to a gross profit equal to 14% net sales in 2012. The decline of approximately $471,000, or 88%, in gross profit from fiscal year 2012 was mainly due to the sales decline of approximately $3.4 million due to the Company’s decision not to continue its relationship with McKesson. Sales for prescription drug products and OTC products declined 93% from the prior year. The sales on our U.S. government contract which has only a 7% margin also contributed to the decline in our gross margin. Also impacting our gross margin percentage was the royalty expenses included in cost of goods for 2013 in the amount to approximately $286,000 as compared to approximately $53,000 in 2012.

Operating Expenses

Our 2013 operating expenses consist of Selling, General and Administrative expenses excluding share-based compensation issued for services in the amount of approximately $2.4 million, share-based compensation issued for services in the amount of approximately $3.8 million and provision for receivable for our contract packager receivable in the amount of approximately $1.1 million.

Our principal Selling, General and Administrative costs include the following:

					( ) = unfavorable
Principal operating cost consist of :	2013		2012		$ Change
Human resources	355,000	6%	364,000	18%	9,000
Sales Marketing	421,000	7%	443,000	22%	22,000
Professional fees: Legal & accounting	351,000	6%	171,000	8%	(180,000)
Consulting	890,000	14%	187,000	9%	(703,000)
Investor relations and Marketing	3,112,000	49%	59,000	3%	(3,053,000)
General expense	1,095,000	17%	815,000	40%	(280,000)
Total Selling, General & Administrative	6,224,000	100%	2,039,000	100%	(4,185,000)
Share-based compensation included in S,G & A above	3,792,000		178,000		(3,614,000)
Adjusted total Selling, General & Administrative	2,432,000		1,861,000		(571,000)

Selling, General and Administrative. For the year ended December 31, 2013, selling, general and administrative expenses (“S,G&A”) increased approximately $4.2 million to approximately $6.2 million as compared to approximately $2.0 million for fiscal year 2012, which includes approximately $4.0 million of non-cash expenses resulting from the issuance of our Company’s common stock for payment of services. The changes in S,G&A expenses was mainly a result of (a) an increase in selling costs (see chart above for dollar change versus 2012) mainly due to the distribution of samples associated with our selling efforts to promote the RapiMed® rapidly disintegrating tablet, which also included costs associated for trade shows and advertising, (b) an increase in professional fees, consisting mainly of legal costs, accounting fees and general consulting fees, (c) an increase in consulting costs consisting of costs associated with financing and debt raising costs, as well as expertise advise for potential projects, (d) an increase in investor relations and public relations costs which include costs associated with market awareness of the Company’s stock, press releases, assistance in capital raising and fees for obtaining funding, (e) a small decline in human resource expenses which included salary and benefits and board of directors costs and (f) an increase in general expense which includes D&O insurances, telephone, computer expenses, and general overhead and other office type expenses.

Share-based compensation issued for services: Due our cash flow issues in 2013 and 2012 we issued common stock for payment of service to various vendor. The following table list what area of Selling, General and Administrative we issue our common stock for:

			( ) = unfavorable
	2013	2012	$ Change
Consulting	892,000	143,000	(749,000)
Investor relations and Marketing	2,900,000	35,000	(2,865,000)
Total Selling, General & Administrative	3,792,000	178,000	(3,614,000)

Provision for receivable from our contract packager: In the second quarter of 2013, the Company fully reserved and expensed $1,210,999 for the remaining balance of loans and receivables from its former Contract Packager because they were deemed uncollectable. Under the settlement agreement the Company and its former Contract Packager entered into on September 6, 2013 we have received $81,631 in cash payments as of December 31, 2013. Because collectibility is uncertain, we release the reserve as cash is received. The settlement agreement stipulates repayment of a total of $408,154 over the next 15 months.

Research and Development. The Company’s expenditures for research and development cost declined approximately $38,000, for the year ended December 31, 2013, compared to the same period in 2012. The decline in our research and development costs can mainly be attributed to the completion of our on-going research related to new product development at the end of 2011.

Total Other Expenses. Other expenses for the year ended December 31, 2013 increased by approximately $3.6 million to approximately $3.9 million from approximately $273,000 in 2012.

The dollar changes for fiscal year 2013 versus 2012 for other expenses consist of the following:

			( ) = unfavorable Change
Other expenses :	2013	2012	$ change
Interest expense	(333,000)	(225,000)	(108,000)
Loss from derivative issued with debt greater carrying value	(1,180,000)	–	(1,180,000)
Loss on revaluation of derivatives	(1,289,000)	(7,000)	(1,282,000)
Financing costs	(972,000)	–	(972,000)
Amortization of debt discount	(785,000)	(41,000)	(744,000)
Gain on extinguishment	637,000	–	637,000
Income from equity investments	2,000	–	2,000
Total Other expenses	(3,920,000)	(273,000)	(3,647,000)

Other expenses consist of interest expense, amortization of debt discount, change in fair value of derivative liabilities and gain on extinguishment of debt. A significant portion, approximately $1.3 million, of the total increase in other expenses was due to the value change in our derivative liabilities from our convertible notes payable. The increase in the revaluation of derivative liabilities at December 31, 2013 relates partially to the Company having sufficient trading activity to utilize the actual volatility of the Company’s stock as an assumption when computing the fair value of derivative liabilities commencing in January 2013. The Company had previously estimated the volatility assumption by averaging the volatility of the equity security of three similar entities which resulted in a lower volatility. The increase in value of the volatility assumption has led to a higher valuation of derivative liabilities associated with the convertible notes payable.

Interest expense in 2013 consist of the following: a) interest on our convertible debts, this amount was approximately $239,000, of this amount we made cash payments of $140,000 in 2013 the balance was an accrued expenses associated with our convertible notes payable, b) interest cost associated with a term loan of $500,001 was approximately $37,000, and approximately $15,000 for fiscal year 2013 and 2012, respectively, c) interest costs associated with the Company’s line of credit with a bank was approximately $4,000 for 2013 as compared to approximately $750 for the same period in 2012, d) Interest cost associated with our purchase order financing was approximately $73,000 for 2013 and approximately $36,000 for 2012, included in the 2013 total is $48,000 from related party. Our total interest expense for 2013 was approximately $333,000 as compared to approximately $225,000 in 2012.

We incurred a loss from derivatives values issued with our variable convertible notes payable because the derivative value was greater than the carrying value of the notes payable this amount of approximately $1,180,000 in 2013.

The loss on derivative liability was approximately $1,289,000 for 2013 compared to $7,000 for the same period in 2012. The change is a result of our stock volatility discussed above.

With an extinguishment of debt from paying off convertible notes early we incurred gains of approximately $637,000.

We also incurred financing fees because we issued common stock greater than the value associate with debt in the amount of approximately $972,000 in 2013.

Income taxes (benefit). Total income taxes expense for fiscal December 31, 2013 was none as compared to a tax expense of $43,000 for 2012. For 2013 and 2012 the Company incurred losses that increased the current deferred tax benefit but since the likelihood of not being able to recover the deferred tax benefit a valuation allowance of 100% of the tax benefit was applied. In 2012 we recorded a valuation allowance to our deferred tax asset of $597,591 offsetting potential tax benefit. Prior to 2012 we did not have a reserve allowance.

Net Loss Applicable to Common Shares. The Company recorded a net loss of approximately $11,213,000 in fiscal year 2013, compared to a net loss of approximately $1,862,000 for 2012, an increase in our net loss of approximately $9,351,000 as compared to prior year. This increase in net loss is mainly due to our significant reduction in our sales resulting in a decline of approximately $3.4 million causing a profit margin decline of approximately $2.9 million in 2013 versus 2012. Also contributing to the loss was an increase in our SG&A expense of approximately $4.2 million, as described above. We also incurred an expense of $1.1 million for write-off of our receivable with our former Contract Packager for possibility on non-collections. Other income/expenses increased approximately $3.6 million in 2013 as compared to 2012 as described above. Research and development cost declined approximately $381,000 from the 2012 spending. The Company accrued a preferred stock dividend of $83,440 in both 2013 and 2012, resulting in a loss of income available to common shareholders of $11,296,000 and $1,945,000 for 2013 and 2012, respectively. Basic and diluted loss per common share were $0.17 and $0.04 for the fiscal years 2013, and 2012, respectively.

Liquidity and Capital Resources

Summary

Since our inception in 2008, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. We have funded our operations primarily through the private placement of equity and debt securities. For the two year period ended December 31, 2013, we received $2,056,000 in net proceeds from the issuance of debt securities, $561,000 in net proceeds from the issuance of shares of our common stock, $1,317,000 in proceeds from purchase order financing from a related party and $500,000 from a 4 year term loan also from a related party. At December 31, 2013, the Company had approximately $47,000 in cash and incurred a loss from operations of approximately $11.2 million, of which approximately $6.9 million of the loss was due to non-cash charges.  The Company’s cash expenditures are projected to be approximately $135,000 a month on a continuing operating basis.  Included in these cash expenditures are approximately $13,000 a month in interest costs.  After taking into consideration our 2014 interim results to date and current projections for the remainder of 2014, management believes that the Company’s cash flow from operations, coupled with recent financings are not sufficient to support the working capital requirements, debt service, applicable debt maturity requirements, and operating expenses through December 31, 2014.

During 2013, and in the first quarter of 2014, the Company only generated net revenue of approximately $200,000 from the establishment of the new distribution model (independent pharmacies), the compounding pharmacy business, and the rapid disintegrating technology products. This raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to equal or exceed its planned operating cash flows, (ii) maintain continued availability on its line of credit and (iii) the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due and operating expenses. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment.

We completed the development of a pediatric pain relief rapid orally disintegrating 80 mg and 160 mg tablets for OTC products. In the second quarter of 2014, we expect to sign a supply agreement (the terms of which have already been finalized) with a generic manufacturer for the production of these rapid orally disintegrating products for marketing, sale and distribution outside of the United States. In January 2014, the Company formed a joint venture entity, Global Pharma Hub, Inc., for the licensing, marketing and distribution of our pediatric RapiMed® acetaminophen outside of the United States. Our initial market is in China. On March 10, 2014, we received a $200,000 purchase order for our children’s pain relief rapid orally disintegrating 80mg tablets from Global Pharma Hub for the China market. However, we estimate that we will need approximately $1.5 million of incremental funding to launch RapiMed® products in the United States. The funding for launching the rapid orally disintegrating products in the U.S. is expected to come from the sale of equity securities, or debt financing.  However, such financing has not yet been secured.

At December 31, 2013, the Company had total current assets of approximately $1.5 million and total current liabilities of approximately $3.2 million resulting in negative working capital of approximately $1.7 million. The Company's current assets consisted of approximately $47,000 in cash, approximately $1,113,000 in receivables and approximately $330,000 in prepaid expenses. Current liabilities at December 31, 2013 consist of current portion of long term debt from related party of approximately $123,000, convertible notes payable of approximately $290,000, purchase order financing of approximately $1,037,000, accounts payable of approximately $232,000, line of credit payable of approximately $99,000, stock to be issued of approximately $274,000 and a derivative liability of approximately $1,133,000.

During the twelve month period ended December 31, 2013 we supplemented our liquidity needs primarily from financing activities. Our revenue did not cover our operational costs and our debt requirements. The Company raised approximately $2,549,000 in cash through the following: approximately $1,580,000 from proceeds of convertible notes, the sale of common stock which raised approximately $531,000, and borrowing of approximately $438,000 under our PO financing agreement with a related party. Approximately $551,000 of these funds were used for payments on convertible notes payable, payments on our purchase order financing, payments on note payable to a related party, and payments to the factor.

The following table summarizes our cash flows from operating investing and financing activities for the fiscal years ending December 31, 2013 and 2012:

	2013	2012	Change
Total cash provided by (used in):
Operating activities	(1,804,000)	(2,471,000)	667,000
Investing activities	(150,000)	6,000	(156,000)
Financing activities	1,988,000	2,011,000	(23,000)
Increase (decrease) in cash and cash equivalents	34,000	(454,000)	488,000

After taking into consideration our interim results and current projections, management believes that the Company’s cash flow from operations, coupled with recent financings will not be sufficient to support the working capital requirements, debt service and applicable debt maturity requirements for the twelve month period ending December 31, 2014.  This raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cash flows, (ii) maintain continued availability on its line of credit and (iii) the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment and cannot be expected just based on past results.

Since our inception, ScripsAmerica’s business model has evolved significantly. Initially, the Company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through the pharmaceutical distributors in North America. End users included retail, hospitals, long-term care facilities and government and home care agencies. The majority of our revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other clients. However, because we had no exclusive contract with McKesson to utilize our services and the margins began to shrink, we have moved away from providing these pharmaceutical distribution services as our main source of income and are now primarily focused on generating revenue through our RapiMed® products and our independent pharmacy distribution model.

ScripsAmerica has already commenced the sales and marketing of its RapiMed® pediatric acetaminophen product in China and, subject to securing financing, we hope to roll out this product in the United States during 2014. Our target market for this RapiMed® product is 2-11 year olds and we anticipate that the formula for our orally disintegrating tablets will be more effective than existing products due to its ability to melt faster, taste better and provide more accurate dosing.

ScripsAmerica presented RapiMed® to retail buyers in February of 2013 at the ECRM Cough and Cold show in Florida and we received very positive feedback. We have engaged DPG Inc. to roll out the product to retailers nationwide once we secure adequate funding. Depending on the retailer, the product will be promoted through in-store temporary price reductions, coupons, store circulars, buy-two-and save packs, as a clip-strip program, radio and print advertising.

We completed the development of these rapid disintegrating table products in the first quarter of 2012, with production and sales pending manufacturing and process qualification and marketing execution. However, we estimate that we will need approximately $1.5 million of incremental funding for expenses required to launch these RapiMed® products in the United States. The funding for launching the rapid melt products is to come from the sale of equity securities, preferred and/or common stock securities and debt financing.

In addition to RapiMed®, we are also implementing our plan to generate significant revenue by entering the Independent Pharmacy distribution market. This market will allow us to provide a much-needed solution to a problem experienced by small retail chains and individual pharmacies which is their inability to fill prescriptions for their clients when the Rx calls for controlled substances. The reason for this problem is that in order to secure these controlled substances the manufacturers of these products impose minimum order quantities that are far beyond the need of smaller operations.

ScripsAmerica entered into an oral agreement in August 2013 with a pharmaceutical distributor that represents over 700 such independent operations. and is a DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company in consideration of which the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances). Under the November 1 Agreement, ScripsAmerica agreed to provide purchase order financing to WholesaleRx and purchased a 20% equity stake in WholesaleRx. In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 20% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 20% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid.

On February 20, 2014, Implex Corporation and Main Avenue Pharmacy, Inc., the specialty pharmacy being acquired by Implex, entered into a Business Management Agreement with ScripsAmerica, effective as of February 7, 2014. Under this agreement, Implex has engaged the Company to manage the day to day business operations of Main Avenue Pharmacy, subject to the directives of Implex. The Company’s day to day management responsibilities includes financial management but excludes any matters related to licensing and those responsibilities which require Federal or state licensure (“Licensing Matters”). Prior to the final closing, the Licensing Matters will be handled by Main Avenue Pharmacy’s owner and after the final closing Implex will be responsible for managing Licensing Matters. The Company will also provide funding (as a loan or advance), to the extent not covered by the funds of the pharmacy, to pay all costs and expenses incurred in the operation of Main Avenue Pharmacy.

For the management services provided by the ScripsAmerica under this Business Management Agreement, Implex will pay us a combined monthly Management and Financing Fee. This combined fee will be equal to 97% of the Calculation Basis (receipts from paid invoices less Implex’s monthly draw and various expenses of Main Avenue Pharmacy). ). Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary the company will consolidate financial activities of Main Avenue Pharmacy.

Operating Activities

Net cash used by operating activities was approximately $1.8 million for fiscal year 2013, as compared to cash used by operating activities of approximately $2.5 million for fiscal year 2012, which was a decrease in cash used by operations of approximately $692,000. The use of cash in 2013 and 2012 resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. Our use of issuing common stock for services had a significant impact the Company reducing use of cash from operating activities in 2013 compared to 2012.

Investing Activities

In 2013 the Company made two investments:

1.	We loaned $272,000 to Implex Corporation for Implex’s acquisition of the Membership Units in P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida. Although founded approximately 4 years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that the Company obtain the necessary licenses from Florida (and the DEA) for the ownership of a drug distribution company like PIMD. Since this is considered a variable interest entity we have consolidated this receivable for our loan and PIMD’s loan payable is eliminated in our consolidated balance sheet.

2.	In November and December 2013, we invested $150,000 for a 14% interest in WholesaleRx, Inc., which that represents over 700 independent pharmacy operations and is a DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company in consideration of which the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances). ScripsAmerica agreed to provide purchase order financing to WholesaleRx. In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing.

Recent Investing Events

On January 29, 2014, Implex Corporation, which is owned by our legal counsel, Richard C. Fox, entered into a stock purchase agreement with Dmitriy Naydenko to acquire the specialty pharmacy Main Avenue Pharmacy, Inc., located in New Jersey, for $550,000. The purchase price will be paid in installments and the shares will be held by an escrow agent until the final payment is made. Under the purchase agreement, the final agreement is to be made on July 11, 2014 (unless extended by the parties). For the management services provided by the ScripsAmerica under this Business Management Agreement, Implex will pay us a combined monthly Management and Financing Fee. This combined fee will be equal to 97% of the Calculation Basis (receipts from paid invoices less Implex’s monthly draw and various expenses of Main Avenue Pharmacy). Since ScripsAmeica will have controlling interest in Implex, we plan to consolidate activities of Main Ave into our financial statements in first quarter 2014.

Financing Activities

Net cash provided by financing activities was approximately $1,988,000 for fiscal year 2013 compared to approximately $2,011,000 in 2012. Financing activities for fiscal year 2013 consisted of the following: the Company (a) sold shares of common stock for gross proceeds of $531,000, (b) sold convertible notes payables for gross proceeds of $1,580,000, (c) borrowed $438,000 on a Purchase Order agreement with related party, (d) paid down the balance on convertible notes in the amount of $288,000, (e) paid down $112,000 on a four year term loan, (f) made a payment from factor in the amount of $142,000, (g) net proceeds of $59,000 under an existing line of credit, and (h) a distribution of equity in our PIMD subsidiary of approximately $120,000.

Recent Financial Events

From January 1, 2014 until April 10, 2014, we received $1,009,067 in cash in a private subscription sale in which we issued 19,207,420 shares of common stock.

In January and February 2014 we received cash proceeds of $206,621 from Seaside 88, L.P. for the issuance of an aggregate of 2,270,740 restricted shares of common stock.

Commitments

The holders of a $250,000 convertible note which was converted into 2,000,000 shares of our common stock on March 12, 2012 are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. Shipments for this product are expected to occur in first half of the year 2014.

The holder of a $320,000 note payable are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly and as of December 31, 2012, the Company had accrued $42,000 in royalties. In the first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and in the second quarter of 2013, the Company issued 58,278 shares of its common stock as payment for the royalty expense. In additions a holder of a $50,000 note payable (see note 10), a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. The Company had accrued $10,500 in royalties as of December 31, 2012, and in first quarter 2013 the Company issued 130,555 shares of its common stock for payment of royalty expense. In the second quarter the Company issued 29,139 shares of its common stock for payment of royalty expense and the Company has recorded a royalty expense of $30,600 and $213,945 for the three months and nine months period ended September 30, 2013, respectively.

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

The Company had an initial closing under the securities purchase agreement on November 4, 2013, at which the Company sold to Seaside 1,152,514 restricted shares of its common stock for gross proceeds of $200,537, of which $7,500 was used to pay the legal fees for Seaside and $19,303 was paid for a finder’s fee. The Company also had closings on (i) December 4, 2013, at which the Company sold to Seaside 841,426 restricted shares of common stock for gross proceeds of $90,926 of which $2,500 was used to pay the legal fees for Seaside. (ii) January 6, 2014, at which the Company sold to Seaside 928,670 restricted shares of common stock for gross proceeds of $69,093 of which $2,500 was used to pay the legal fees for Seaside and (iii) February 4, 2014, at which the Company sold to Seaside 1,342,070 restricted shares of common stock for gross proceeds of $142,527 and (iv) on February 24, 2014 the Company issued 1,615,550 restricted shares of common stock for financing fees which were accrued and expense in 2013.

In May 2013, the Company signed a “Development, Manufacturing and Supply Agreement” with a pharmaceutical manufacturer to develop and manufacture our 80mg and 160mg Acetaminophen RapiMed® rapid orally disintegrating tablets. The initial term of the agreement is two years with an option to a one five year contract extension. In addition to development and scale up costs, the Company will pay up to $150,000 to license the technology during the first two years. In order to maintain exclusivity rights for the technology the Company must purchase a minimum of 10,000,000 tablets each of the 80mg and 160mg tablets in the first year and 16,500,000 tablets for both 80mg 160mg in the second year. After the second year annual volume requirements need to be achieved for the Company to maintain exclusivity of the license. In 2014, the Company terminated this agreement with the pharmaceutical manufacturer due to the manufacturer’s deteriorating financial condition.

Previously, the Company had entered into a Product Development, Manufacturing and Supply Agreement with Marlex Pharmaceuticals, Inc. (the “Contract Manufacturer” or “Marlex”) in March 2010. The Contract Manufacturer was to develop rapid melt tablets in accordance with the specifications of the agreement with the Company responsible for all associated costs with the proprietary rights owned by the Company. The Company and the Contract Manufacturer agreed upon a projected product cost to be paid to the Contract Manufacturer as well as 7% of gross profits for the term of the agreement. The Company can terminate this agreement and did so in the third quarter 2013 (see note 8). All development costs through the date of notice have previously been expensed and paid.

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

In July of 2013, the Company entered into a memorandum of understanding (“MOU”) with a Forbes Investments Ltd (“Forbes”) to provide future services. Upon the signing of this MOU agreement the Company issued 350,000 shares of our Company’s common stock to two parties of this agreement. The value of the common stock at issuance was $154,000 and this amount was recorded to prepaid and was expensed to selling, general and administrative through balance of 2013. The MOU agreement has a 12 month exclusivity clause, a two-way break-up fee of $50,000 in cash or securities at 50% of market rate upon 30 day running average of termination. Upon successfully completing the goal of this agreement the two parties are entitled to each receive 200,000 shares of ScripsAmerica’s common stock and also shall be entitled to receive 25,000 shares of our common stock per $250,000 financing arranged from any source up to $5 million during the first 12 months of this agreement. In January 2014 licensing agreements were entered into (see note 21 in financial statements Global Pharma Hub) and the 400,000 shares of ScripsAmerica’s common stock was issued at a value of $52,000.

In November our subsidiary PIMD (see note 8) entered into a 25 month operating lease for a distribution facility in Doral Florida. The lease begins January 1, 2014 and expires January 31, 2016, monthly rent is $4,585 for the first thirteen months with the first month free and $4,724 for the last twelve months. The total minimum lease payments are $111,714, and for 2014 they are $50,441, for 2015 they are $56,548, and for 2016 they are $4,724.

In January 2013, the Company entered into consulting agreement with Implex Corporation, a consulting firm owned by the Company’s legal counsel. The initial agreement terms are for six months and the agreement shall automatically be renewed for a successive month period(s) until one party gives written notice to terminate the agreement thirty days prior to the next termination date. Fees are $25,000 per month and such fees shall be paid in shares of the Company’s common stock rather than cash so as to permit the Company to conserve cash. During 2013 the Company issued to Implex Corporation 824,956 shares of common stock at a fair value of $253,996.

During the fiscal year 2013 the Company purchased product from two suppliers, and in 2012 the Company purchased 100% of its product packaging from its Contract Packager. A disruption in the availability of product packaging from the Company’s suppliers could cause a possible loss of sales, which could affect operating results adversely.

During the year ended December 31, 2013, the Company derived approximately $413,000, or 73%, of its revenue from two customers, of this total one customer accounted for 61% and the other accounted for 12%. During the year ended December 31, 2012, the Company derived approximately $3,524,000 or 90% of its revenue from two customers, of this total one customer accounted for 74% and the other accounted for 16%.

Equity investments

WholesaleRx

As of December 31, 2013, the Company has a 14% non-controlling ownership interest in WholesaleRx, Inc., which represents over 700 such independent pharmacy operations and is a DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company in consideration of which the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances). Under the November 1 Agreement, ScripsAmerica agreed to provide purchase order financing to WholesaleRx and purchased a 20% equity stake in WholesaleRx. In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 20% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 20% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid

Per the November 1, 2013 agreement with WholesaleRx the Company agreed to make an equity investment of $400,000 for 12,000 shares, which represents 20% ownership interest in WholesaleRx. The subscription amount to be paid in three installments ($150,000 upon execution of the agreement, $125,000 paid in January 2014 and $125,000 on February 15, 2014, which has not been made as of April 10, 2014).

Variable Interest Entities (VIE)

P.I.M.D International, LLC

The Company is the primary beneficiary of P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida. Our determination PIMD investment is a variable interest entity (VIE) was based on the facts ScripsAmerica receives a majority of its expected profits and losses. We also will provide be the primary financing for inventory purchases through related parties. Our loan receivable of $272,000 and PIMD’s loan payable was eliminated in the accompanying consolidated financial statements. The assets and liabilities and revenues and expenses of PIMD have been included in the accompanying consolidated financial statements. The 10% outside ownership is shown as non-controlling interest. At November 1, 2013, PIMD’s beginning capital was $41,000 and they had accumulated deficit of $49,607. During December 2013 the un-controlling interest made a distributed $104,930 making the total equity attributed to non-controlling interest to be a deficit of $10,622.

Details of the loan agreement are as follows: In December, 2013, the Company revised an September 2013 purchase agreement to acquire 90% of the Membership Units in P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida. Although founded approximately 4 years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that the Company obtain the necessary licenses from Florida (and the DEA) for the ownership of a drug distribution company like PIMD. However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to change the structure of the relationship. Accordingly, the original purchase agreement was cancelled and voided. The funds already advanced by ScripsAmerica to PIMD were converted to a loan and the relationship between PIMD and ScripsAmerica became a Sourcing and Marketing Agreement. Implex Corporation, owned by the Company’s legal counsel, who is a Florida resident, has stepped in to assist with any licensing issues. The Company believes that if licensing is required it will be that of Implex, based in Florida and with a Florida owner.

Under this Sourcing and Marketing Agreement, which the Company entered into with PIMD in December 2013, the Company will assist PIMD by helping PIMD to (1) secure advantageous sources of drugs and (2) secure marketing and sales assistance in selling the drugs. For these services, the Company will receive a “Sourcing and Marketing Fee” which is 45% of the “Calculated Basis” to be calculated under a formula in the Sourcing and Marketing Agreement.

The funds already advanced by ScripsAmerica to PIMD were converted to a loan to Implex, a related party, borrowed $272,000 from ScripsAmerica at an interest rate of 2% and it has re-loaned the funds to PIMD at an interest rate of 5%. Implex will keep the 3% differential. The Company’s loan to Implex and Implex’s loan to PIMD are both for a 5-year period. Implex will be entering into a “Business Development and Retention Agreement” with PIMD to assist PIMD with the development of its business.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and estimates

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all of its subsidiary in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company does not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence are accounted for using the cost method. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Our equity investment is classified in Investments on the balance sheet.

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

Revenue Recognition – Product revenue associated with our pharmaceutical distribution services is recognized when product is shipped from a contract packager to our customers’ warehouses, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

We also recognize revenue from our contract packager on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our statement of operations. These sales transactions relate to a contract that a Contract Packager has obtained with a government agency. The revenue is reported in a separate line in the statement of operations as “Product revenues net from Contract Packager”, and the gross sales are reduced by the cost of sales fees from our Contract Packager.

Commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is a DEA and State-licensed to store and distribute controlled substances. Per our agreement with our pharmaceutical partner, the Company will earn a 20% commission on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies on or after November 1, 2013 and 12.5% commission on gross profit of products shipped to independent pharmacies prior to November 1, 2013.

Research and Development - Expenditures for research and development (“R & D”) associated with contract research and development provided by third parties are expensed, as incurred. The Company had charges of $0 and $37,524 for research and development expenses for the years ended December 31, 2013 and 2012, respectively.

Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value net of the sales allowance due to charge backs. The Chargeback reserve at December 31, 2013 was zero because we did not have any receivable associated with McKesson and we no longer sell product to McKesson. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information. Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2013 and 2012 no allowance for doubtful accounts was deemed necessary.

The Company entered into an accounts receivable factoring facility agreement in June 2012. As of December 31, 2012, gross receivables were $395,974 of which $141,725 was sold to a factor, and has been included in the liabilities section in the balance sheet. Gross accounts receivable was reduced $105,443 to provide for an allowance for charge backs, for a net accounts receivable balance of $290,531.

Receivable – Contract Packager - The Company has receivables from Marlex Pharmaceuticals, Inc. (Contract Packager), in the amount of $1,088,598 and $1,579,051 at December 31, 2013 and 2012, respectively. As of December 31, 2013, this receivable consists of PO financing, revenue earned for U.S. government sales and monthly payments due under the settlement agreement entered into on September 6, 2013 (see Note 10). The 2012 receivable consists of the following: a) receivables relating to sales with a government agency in the amount of $772,809, b) the Company’s payment of $600,000 to a vendor for the product to be manufactured on behalf of our Contract Packager, and c) the Company’s advance of $206,241 to our Contract Packager for the purchase of product inventory. In the second quarter of 2013, the Company fully reserved and expensed $1,210,999 which was the remaining balance. Per the September 6, 2013 settlement agreement, the company is entitle to recover $408,150 consequently the unrecoverable amount have been eliminated and since collectable is still not certain the remaining receivable is fully reserved as of December 31, 2013.

Receivable – related party – WholesaleRx in which we have a 14% investment where we recognized Commission fees when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is a DEA and State-licensed to store and distribute controlled substances. The receivable consists of PO financing, and revenue earned for commission sales agreement entered into in November 1, 2013. No reserve for un-collectability due to short history and no prior bad debts.

Income Taxes - The Company provides for income taxes using the asset and liability based approach for reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized. The Company had a full valuation allowance of $2,015,200 and $597,591 against deferred tax assets at December 31, 2013 and 2012, respectively.

The Company also complies with the provisions of Accounting for Uncertainty in Income Taxes. The accounting regulation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company classifies any assessment for interest and/or penalties as other expenses in the financial statements, if applicable. There were no uncertain tax positions at December 31, 2013 and 2012.

Derivative Financial Instruments - Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying values (e.g. interest rate, security price or other variable) that require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are, initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments. These contracts require evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ deficit.

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

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, obligation due factor, and notes payable approximate their fair values due to their short-term maturities. The carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 13 for fair value of derivative liabilities.

Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. As of December 31, 2013, the Company has issued 2,015,000 employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model, see note 15 for fair value. As of December 31, 2012, the Company had not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

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

Earnings Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. For details on number of common stock equivalents see Note 18 below.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCRIPSAMERICA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Contents

Page
Report of Independent Registered Public Accounting firm	F-1

Consolidated Financial Statements - December 31, 2013 and 2012

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Stockholders’ Deficit	F-4
Consolidated Statements of Cash Flows	F-5

Consolidated Notes to Financial Statements	F-6 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ScripsAmerica, Inc.

We have audited the accompanying consolidated balance sheet of ScripsAmerica, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended. We have also audited the accompanying balance sheet of the Company as of December 31, 2012, and the related statement of operations, stockholders’ deficit and cash flows for the year then ended. ScripsAmerica, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2013 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ScripsAmerica, Inc. as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2012 financial statements referred to above present fairly, in all material respects, the financial position of ScripsAmerica, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred an operating loss and net loss of $7.3 million and $11.2 million, respectively during the year ended December 31, 2013, a working capital deficit of $1.7 million and has negative cash flows from operations of $1.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully refinance and raise additional capital to fund ongoing operations there would be a material adverse effect to the consolidated financial statements.

/s/ FRIEDMAN LLP

East Hanover, New Jersey

April 15, 2014

SCRIPSAMERICA, INC.

Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$47,293	$13,513
Accounts receivable trade, net of allowance for charge backs of $105,443	–	290,531
Receivable - contract packager, net of allowance of $408,150 and $0, respectively	1,088,598	1,579,051
Receivable - related party	24,223	–
Prepaid expenses and other current assets	329,673	198,820
Total Current Assets	1,489,787	2,081,915

Property and Equipment	–	69,650

Other Assets
Investments	276,956	–
Other Assets	14,720	200,000
	291,676	200,000
TOTAL ASSETS	$1,781,463	$2,351,565

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credit	$99,222	$40,059
Accounts payable and accrued expenses	226,570	101,520
Purchase order financing - related party	1,037,494	578,280
Obligation due to factor	–	141,725
Royalty payable	5,302	42,000
Royalty payable - related party	–	10,500
Stock to be issued	273,947	–
Current portion of long-term debt - related party	122,529	112,021
Convertible notes payable - net of discount $259,396 and $50,918 respectively	289,839	64,832
Derivative liability	1,133,393	94,477
Total Current Liabilities	3,188,296	1,185,414

Non-Current Liabilities
Preferred stock dividends payable	187,740	104,300
Convertible notes payable - related parties	120,738	130,000
Convertible notes payable - net of discounts $168,273 and 0 respectively	628,795	719,400
Long-term debt, less current portion - related party	230,287	352,816
Total Non-Current Liabilities	1,167,560	1,306,516

Total Liabilities	4,355,856	2,491,930

Commitments and Contingencies
Series A Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding	1,043,000	1,043,000

Stockholders' Deficit
Common stock - $0.001 par value; 150,000,000 shares authorized; 91,792,839 and 56,404,972 shares issued and outstanding as of December 31, 2013 and 2012, respectively	91,794	56,405
Additional paid-in capital	10,046,457	1,090,772
Accumulated deficit	(13,609,078)	(2,330,542)
Total Stockholders' Deficit of ScripsAmerica, Inc.	(3,470,827)	(1,183,365)

Deficit Attributed to Noncontrolling interest	(146,566)	–
Total Stockholders' Deficit	(3,617,393)	(1,183,365)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,781,463	$2,351,565

See accompanying notes to consolidated financial statements.

SCRIPSAMERICA, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012
Net revenues
Product revenues - net of contract adjustments	$152,650	$3,762,677
Revenues net, from contract packager	333,638	152,517
Commission fees - related party	69,902	–
Total net revenues	556,190	3,915,194

Cost of Goods Sold
Product	210,540	3,331,846
Royalty expense	285,547	52,500
	496,087	3,384,346

Gross Profit	60,103	530,848

Selling, General and Administrative Expenses	2,432,540	1,861,374

Selling, General and Administrative Expenses share-based compensation issued for services	3,791,909	177,773

Provision for contract packager receivable	1,129,368	–

Research and Development	–	37,524

Total Operating Expenses	7,353,817	2,076,671

Loss from Operations	(7,293,714)	(1,545,823)

Other Income (Expenses), net
Interest expense	(332,947)	(225,247)
Loss from derivatives issued with debt greater than carrying value	(1,179,737)	–
Financing costs	(971,840)	–
Loss on revaluation of derivatives	(1,288,623)	(6,750)
Amortization of debt discount	(785,170)	(40,833)
Gain on extinguishment of debt	636,670	–
Income from equity investments	1,956	–
	(3,919,691)	(272,830)

Loss Before Provision for Income taxes	(11,213,405)	(1,818,653)

Provision for Tax Expense	–	43,179

Net Loss	(11,213,405)	(1,861,832)

Loss attributed to noncontrolling interest	(18,309)	–

Net Loss Attributable to ScripsAmerica, Inc.	(11,195,096)	(1,861,832)

Preferred Stock Dividend	(83,440)	(83,440)

Net Loss Attributable to Common Shareholders	$(11,278,536)	$(1,945,272)

Loss Per Common Share
Basic and Diluted	$(0.17)	$(0.04)

Weighted Average Number of Common Shares
Basic and Diluted	68,119,715	55,140,192

See accompanying notes to consolidated financial statements.

SCRIPSAMERICA, INC.

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2013 and 2012

	Common Stock		Subscription	Additional Paid-In	Retained Earnings	Stockholders' Deficit	Deficit	Total Stockholders'
	Shares	Amount	Receivable	Capital	(Deficit)	ScripsAmerica	Noncontrolling	Deficit
Balance - January 1, 2012	52,521,684	$52,522	$(170,800)	$494,487	$(385,270)	$(9,061)	$–	$(9,061)

Payment received for stock subscription	–	–	170,800	–	–	170,800	–	170,800
Common stock issued for cash	300,000	300	–	29,700	–	30,000	–	59,700
Common stock issued for services - BOD	124,000	124	–	34,356	–	34,480	–	68,836
Common stock issued for services - employees	114,288	114	–	19,886	–	20,000	–	39,886
Common stock issued for conversion of convertible Notes payable	2,000,000	2,000	–	248,000	–	250,000	–	498,000
Common stock issued for services - non employees	1,345,000	1,345	–	229,755	–	231,100	–	460,855
Dividends for convertible preferred stock	–	–	–	–	(83,440)	(83,440)	–	(166,880)
Warrants issued for services	–	–	–	34,588	–	34,588	–	69,176
Net Loss					(1,861,832)	(1,861,832)	–	(3,723,664)

Balance - December 31, 2012	56,404,972	$56,405	$–	$1,090,772	$(2,330,542)	$(1,183,365)	$–	$(1,183,365)

Common stock issued for cash	4,854,952	4,855	–	526,253	–	531,108	–	531,108
Common stock issued for services - Directors	136,000	136	–	35,064	–	35,200	–	35,200
Common stock issued for conversion of Convertible Notes payable	11,456,639	11,457	–	2,765,834	–	2,777,291	–	2,777,291
Common stock issued for services - non employees	9,177,027	9,177	–	3,377,935	–	3,387,112	–	3,387,112
Common stock issued for debt and payables	8,690,000	8,690	–	1,294,810	–	1,303,500	–	1,303,500
Common stock issued for royalty payment	1,339,616	1,340	–	345,463	–	346,803	–	346,803
Common stock retired for services previously provided	(600,000)	(600)	–	(75,900)	–	(76,500)	–	(76,500)
Common stock issued for warrants in a cashless conversion	333,633	334	–	(334)	–	–	–	–
Dividends for convertible preferred stock	–	–	–	–	(83,440)	(83,440)	–	(83,440)
Common stock options issued for services - Directors	–	–	–	246,731	–	246,731	–	246,731
Common stock options issued for services	–	–	–	439,829	–	439,829	–	439,829
Noncontrolling interest beginning balance	–	–	–	–	–	–	(8,607)	(8,607)
Distribution taken from noncontrolling interest	–	–	–	–	–	–	(119,650)	(119,650)
Net Loss	–	–	–	–	(11,195,096)	(11,195,096)	(18,309)	(11,213,405)

Balance - December 31, 2013	91,792,839	$91,794	$–	$10,046,457	$(13,609,078)	$(3,470,827)	$(146,566)	$(3,617,393)

 See accompanying notes to consolidated financial statements.

SCRIPSAMERICA, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(11,213,405)	$(1,861,832)
Adjustments to reconcile net loss to net cash used by operating activities:
Income from equity method investee	(1,956)	–
Amortization of discount on convertible notes payable	785,170	38,892
Loss from derivatives issued with debt	1,179,737	–
Amortization of loan fees	263,973	–
Common stock issued for services	3,191,812	174,530
Common stock issued for payment of royalty fees	346,803	–
Common stock issued for finance fees	761,818	–
Options issued for services	439,829	–
Options issued for services - Directors	246,731	3,243
Change in derivative liability	1,288,623	6,750
Change in deferred Income tax provision	–	41,200
Reserve on receivable - Contract packager	1,385,000	743,503
Recovery of bad debt	(81,632)	–
Gain on extinguishment of debt	(636,670)	–
Allowance for chargebacks	(11,399)	53,805
Loss for property and equipment disposal	69,650	–
Change in operating assets and liabilities
Accounts receivable - trade	253,485	(139,696)
Accounts receivable – related party	24,222	–
Receivable - Contract packager	(667,336)	(1,640,155)
Prepaid expenses and other current assets	143,134	(10,125)
Accounts payable and accrued expenses	428,157	118,400
Cash used in operating activities	(1,804,254)	(2,471,485)
Cash Flows from Investing Activities
Purchase of Investment	(150,000)	–
Proceeds from note receivable	–	6,055
Cash provided by investing activities	(150,000)	6,055
Cash Flows from Financing Activities
Proceeds under bank line of credit, net	59,164	40,059
Proceeds from Issuance of common stock	531,108	30,000
Proceeds for stock to be issued	50,925	–
Proceeds from convertible notes payable	1,579,867	435,150
Proceeds (Payments) from convertible notes payable - related party	(9,262)	50,000
Proceeds from note payable - related party	–	500,001
Proceeds from PO financing from related party, net	437,964	878,867
Payments to factor, net	(141,725)	141,725
Payments on convertible notes payable	(288,336)	(200,000)
Payments on note payable - related party	(112,021)	(35,164)
Payments to members of noncontrolling interest	(119,650)
Collection of stock subscription receivable	–	170,800
Cash provided by financing activities	1,988,034	2,011,438

Net Increase (Decrease) in Cash	33,780	(453,992)

Cash - Beginning of year	13,513	467,505

Cash - End of year	$47,293	$13,513

Supplemental Disclosures of Cash Flow Information	–
Cash Paid:
Interest	$192,732	186,474
Noncash financing and investing activities:
Accrued Preferred Dividend payable	83,440	83,440
Conversion of note payable for common stock	979,554	250,000
Reduction in loan receivable from contract packager in exchange for inventory	–	250,000
Purchase order direct financing in exchange for inventory	–	300,587
Purchase of manufacturing equipment	–	69,650
Stock issued for inventory advance	275,010	–

See accompanying notes to consolidated financial statements.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

1 -	Organization and Business

The accompanying financial statements reflect financial information of ScripsAmerica, Inc., (the “Company” or “ScripsAmerica” or “we” or “our”).

ScripsAmerica, Inc. was incorporated in the State of Delaware on May 12, 2008. Since our inception, ScripsAmerica’s business model has evolved significantly. Through March 2013, and to a lesser extent into early 2014, the Company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through major pharmaceutical distributors in North America, such as McKesson Corporation and Cardinal Health. The end users include retail, hospitals, long-term care facilities and government and home care agencies. The majority of the Company’s revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other clients.

However, we had no exclusive contract with McKesson and the Company’s other pharmaceutical distributors to utilize our services and our margins became compressed. As a result, in 2013 the business of providing these pharmaceutical distribution services became curtailed and we are now primarily focused on generating revenue through (1) the marketing, sale and distribution of our RapiMed® products, (2) our services to the independent pharmacy distribution business and (3) our entry into the compounding pharmacy business. Specifically, we have developed a branded OTC product called “RapiMed” (www.rapimeds.com), which is a children’s pain reliever and fever reducer currently launched in China though our joint venture entity Global Pharma Hub, and which we hope to launch in retail outlets in North America sometime in 2014. We have also entered into agreements with third parties pursuant to which we receive fees based on a formula tied to the gross profit on sales of pharmaceutical products to independent pharmacies by such third parties. Lastly, on February 20, 2014 we entered into an agreement with a New Jersey compounding pharmacy that specializes in topical pain creams, pursuant to which we manage their business operations in exchange for a percentage of the pharmacy’s total revenue.

2 -	Liquidity, Business Risk and Going Concern

At December 31, 2013, the Company had approximately $47,000 in cash and incurred a loss from operations of approximately $7.3 million, of which approximately $5.1 million of the loss was due to non-cash charges and also had an accumulated deficit of $13.6 million. Further business with our largest customer in 2012 was stopped during 2013 which reduced our revenue by $3.3 million from 2012. After taking into consideration our 2014 interim results to date and current projections for the remainder of 2014, management believes that the Company’s cash flow from operations, coupled with recent financings are not sufficient to support the working capital requirements, debt service, applicable debt maturity requirements, and operating expenses through December 31, 2014. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to re-establish its business model and equal or exceed its planned operating cash flows (ii), maintain continued availability on its line of credit and the ability to obtain additional financing or capital to fund its debt service obligations coming due and operating expenses.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment and cannot be expected based on past results.

We completed the development of a children’s pain relief rapid orally disintegrating 80 mg and 160 mg tablets for OTC products. In the second quarter of 2013, we signed a supply agreement with a generic manufacturer for the production of these rapid orally disintegrating products. In January 2014, the Company formed a joint venture entity, Global Pharma Hub, Inc., for the licensing, marketing and distribution of our pediatric RapiMed® acetaminophen in China. On March 10, 2014, we received a $200,000 purchase order for our children’s pain relief rapid orally disintegrating 80mg tablets from Global Pharma Hub for the China market. However, we estimate that we will need approximately $1.5 million of incremental funding to launch RapiMed® products in the United States. The funding for launching the rapid orally disintegrating products in the U.S. is expected to come from the sale of equity securities, or debt financing.  However, such financing has not yet been secured.

3 -	Summary of Significant Accounting Policies

A summary of significant accounting policies follows:

a. Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all of its subsidiary in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company does not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence are accounted for using the cost method. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Our equity investment is classified in Investments on the balance sheet.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2013

b. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Revenue Recognition – Product revenue associated with our pharmaceutical distribution services is recognized when product is shipped from a contract packager to our customers’ warehouses, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

We also recognize revenue from our contract packager on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our statement of operations. These sales transactions relate to a contract that a Contract Packager has obtained with a government agency. The revenue is reported in a separate line in the statement of operations as “Product revenues net from Contract Packager”, and the gross sales are reduced by the cost of sales fees from our Contract Packager.

Commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is a DEA and State-licensed to store and distribute controlled substances. Per our agreement with our pharmaceutical partner, the Company will earn a 20% commission on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies on or after November 1, 2013 and 12.5% commission on gross profit of products shipped to independent pharmacies prior to November 1, 2013.

d. Research and Development - Expenditures for research and development (“R & D”) associated with contract research and development provided by third parties are expensed, as incurred. The Company had charges of $0 and $37,524 for research and development expenses for the years ended December 31, 2013 and 2012, respectively.

e. Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value net of the sales allowance due to charge backs. The Chargeback reserve at December 31, 2013 was zero because we did not have any receivable associated with McKesson and we no longer sell product to McKesson. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information. Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable. As of December 31, 2013 and 2012 no allowance for doubtful accounts was deemed necessary.

The Company entered into an accounts receivable factoring facility agreement in June 2012. As of December 31, 2012, gross receivables were $395,974 of which $141,725 was sold to a factor, and has been included in the liabilities section in the balance sheet. Gross accounts receivable was reduced $105,443 to provide for an allowance for charge backs, for a net accounts receivable balance of $290,531.

f. Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Maintenance costs, which do not significantly extend the useful lives of the respective assets and repair costs are charged to operating expense as incurred. In December 2013, it was discovered that a potential supplier of product who physically had the equipment which we had purchased in 2012, had gone bankrupt. It was determined that the equipment was unrecoverable and, consequently, we wrote-off the assets and expensed $69,650 to the statement of operations.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

g. Receivable – Contract Packager - The Company has receivables from Marlex Pharmaceuticals, Inc. (Contract Packager), in the amount of $1,088,598 and $1,579,051 at December 31, 2013 and 2012, respectively. As of December 31, 2013, this receivable consists of PO financing, revenue earned for U.S. government sales and monthly payments due under the settlement agreement entered into on September 6, 2013 (see Note 10). The 2012 receivable consists of the following: a) receivables relating to sales with a government agency in the amount of $772,809, b) the Company’s payment of $600,000 to a vendor for the product to be manufactured on behalf of our Contract Packager, and c) the Company’s advance of $206,241 to our Contract Packager for the purchase of product inventory. In the second quarter of 2013, the Company fully reserved and expensed $1,210,999 which was the remaining balance. Per the September 6, 2013 settlement agreement, the Company is entitled to recover $408,150 of which $81,632 has been recovered during 2013. Consequently the reserved amount has been offset against the allotment and since collectability is still not certain on the remaining receivable, we have fully reserved it as of December 31, 2013.

h. Receivable – related party – WholesaleRx in which we have a 14% investment where we recognized Commission fees when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is a DEA and State-licensed to store and distribute controlled substances. The receivable consists of PO financing, and revenue earned for commission sales agreement entered into in November 1, 2013. No reserve for un-collectability due to short history and no prior bad debts.

i. Customer, Product, and Supplier Concentrations - For the first four months of 2013 and the entire 2012 fiscal year we sold our products directly to a wholesale drug distributor who, in turn, supplies products to pharmacies, hospitals, governmental agencies, and physicians. The Company used one Contract Packager exclusively for all of its warehouse, customer service, distribution, and labeling services for the first four months of 2013 and entire 2012 fiscal year. In September 2013, the Company added a second supplier of products.

In 2013, we entered into an agreement with a company that represents over 700 pharmacy independent operations. Under this agreement, this partner company will order the goods from the manufacturers and have them shipped to our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The goods will be shipped to the pharmacies in the bottles as received by the manufacturer.

j. Concentration in Cash -. We maintain cash at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2013 and 2012.

k. Income Taxes - The Company provides for income taxes using the asset and liability based approach for reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized. The Company had a full valuation allowance of $2,015,200 and $597,591 against deferred tax assets at December 31, 2013 and 2012, respectively.

The Company also complies with the provisions of Accounting for Uncertainty in Income Taxes. The accounting regulation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company classifies any assessment for interest and/or penalties as other expenses in the financial statements, if applicable. There were no uncertain tax positions at December 31, 2013 and 2012.

l. Derivative Financial Instruments - Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying values (e.g. interest rate, security price or other variable) that require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are, initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments. These contracts require evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ deficit.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

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

m. Fair Value Measurements - The Company follows the provision of ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date) and provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, obligation due factor, and notes payable approximate their fair values due to their short-term maturities. The carrying value of the Company’s investments approximate fair value because the investments were made in 2013 and the carrying value includes the Company’s share of the investee’s earnings from the date of acquisition. (See Note 8.) The carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 13 for fair value of derivative liabilities.

n. Advertising Expenses - The Company expenses advertising costs as incurred. The Company incurred advertising expenses in the amount of $371,786 and $62,875 for the years ended December 31, 2013 and 2012, respectively.

o. Shipping and Handling Cost – The Company expenses all shipping and handling costs as incurred. These costs are included in cost of sales on the accompanying financial statements.

p. Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. As of December 31, 2013, the Company has issued 1,320,000 employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model, see note 15 for fair value. As of December 31, 2012, the Company had not issued any employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees the fair value at the grant date is used to value the expense. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,
•	the expected term of the option or warrant,
•	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,
•	the expected volatility of our common stock,

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

•	expected dividends on our common stock (we do not anticipate paying dividends in the foreseeable future),
•	the risk free interest rate for the expected option or warrant term, and
•	the expected forfeiture rate.

q. Cost of Goods Sold – In fiscal year 2012 and for the first half of fiscal year 2013, the Company purchases all of its products from one supplier, Marlex Pharmaceuticals Inc., a related party at various contracted prices. Raw materials were re-packaged by Marlex. Upon shipment of product, the Company is charged the contracted price for services provided to ship the product. Cost of goods consists of raw material costs, re-packaging costs and shipping and handling.  The Company financed the purchase of inventory based on confirmed purchase orders via a revolving finance agreement, provided by a related party (see notes 6 and 10 below). Beginning is August 2013 we added a second source for supplying our pharmaceutical product needs. These purchases are also financed based on confirmed purchase orders via a revolving finance agreement, provided by a related party.

r. Earnings Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. For details on number of common stock equivalents see Note 18 below.

s. Reclassification - Certain amounts in the financial statements as of and for the year ended December 31, 2012 have been reclassified for comparative purposes to conform to the presentation in the financial statements as of and for the year ended December 31, 2013.

t. New Accounting Pronouncements –

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, “ Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ” (“ASU 2013-11”). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. The unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets to the extent (i) a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax assets for such purpose. The amendments in ASU 20103-11 are effective prospectively for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” and in January 2013 issued ASU No. 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” These standards create new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements would be required, irrespective of whether the entity has elected to offset those instruments in the statement of financial positions. ASU 2011-11 and ASU 2013-01 are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

4 -	Accounts Receivable Trade, Net

The Company may at certain times during the year sell qualified receivables to a factor (United Capital Funding). This agreement allows the Company to sell its qualified accounts receivable with recourse in exchange for advances of funds equivalent to 83% of the value of receivables, leaving 17% of the receivables as a reserve by the factor for potential non-payment of the Company’s receivables. The factoring facility is for a term of one year, which was renewed in May 2013 and is cancellable by either party upon one month’s written notice, which provides a factoring line of up to $1,000,000. As collateral for the repayment of advances for receivables sold, the factor has a priority security interest in all present and future assets and rights of the Company. The factor has required that the Company notify all customers that all payments must be made to a lock-box controlled by the factor. The factoring fee is 2.2% every thirty days or 26.4% annually. Factoring fees charged to interest expense for the fiscal year ended December 31, 2013 and 2012, were $5,069 and $48,948 respectively.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

As of December 31, 2013, there were no open receivables sold to a factor. As of December 31, 2012, gross accounts receivables were $395,974 of which $141,725 were sold to the factor and have been included in the liabilities section of the balance sheet.

5 -	Revenues Net, From Contract Packager and Commission Fees

In September 2012, the Company announced that our Contract Packager, secured an 8-year, $79 million pharmaceutical distribution contract with the U.S. government. On September 30, 2012, our Contract Packager began shipping its first order on this distribution contract with the U.S. government.

The Company had a Joint Operating Agreement with the Contract Packager which was superseded by an agreement entered into on September 6, 2013 (see Note 10). Under this September 6th agreement, the Company is entitled to receive a percentage of the Contract Packager’s profit, as defined, net of financing charges and royalties. Since we are not deemed to be the principal in these sales transactions we do not report these sales transactions on a gross basis in our condensed statements of operations. The revenue is reported separately in the condensed statements of operations as revenues net, from Contract Packager. The gross sales and cost of sales from this U.S. government contacts were:

	December 31,
	2013	2012

Sales from U.S. government contract	$6,433,644	$1,173,207
Cost on U.S. government, per agreement	6,100,006	1,020,690
Revenues net, from contract packager	$333,638	$152,517

In August 2013, we entered into an agreement with a pharmaceutical partner which began shipping generic pharmaceutical and OTC products to independent pharmacies. Under the master agreement with our pharmaceutical partner, we received a commission of 12.5% on gross margins of pharmaceutical products shipped prior to November 1, 2013 and 20% on the gross margin of pharmaceutical products shipped after November 1, 2013. During 2013, this commission structure generated commission revenue of $69,902.

6 -	Receivable and Other Assets-Contract Packager

Beginning in fiscal year 2011, the Company loaned money to the Contract Packager in an unsecured, non-interest bearing loan which has no stipulated repayment terms as the loan was made pursuant to an oral agreement. The outstanding balance at December 31, 2013, and 2012 was $717,503 and $743,503 respectively. On September 14, 2012 the Company entered into a letter of intent agreement to purchase the Contract Packager. Upon closing of the purchase of the Contract Packager, the loan receivable would be eliminated. Management had determined that the outstanding balance should be fully reserved as of December 31, 2012 and was written off in the quarter ending September 30, 2013.

As of December 31, 2013, the outstanding receivable balance is $1,088,598 which consists of a receivable for PO financing, revenue earned on U.S. government sales and monthly payments.

The Company also had a $200,000 deposit in other assets as of December 31, 2012 which it considered a stand still fee and was to be applied towards future royalty payments. In March of 2013, the Company recorded a reserved against this deposit since there was uncertainty concerning the royalty agreement with its Contract Packager, as this amount may never be applied to future royalty payments or otherwise recovered (see Note 17). This deposit was written off in the quarter ending September 30, 2013 (see Note 8).

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

7 -	Receivable– related party

WholesaleRx in which we have a 14% investment where we recognized Commission fees when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is a DEA and State-licensed to store and distribute controlled substances. The receivable consists of PO financing, and revenue earned for commission sales agreement entered into in November 1, 2013. The balances at December 31, 2013 is $24,223 . No reserve for un-collectability was deemed.

8 -	Equity Investments

WholesaleRx

As of December 31, 2013, the Company has a 14% non-controlling ownership interest in WholesaleRx, Inc., which represents over 700 such independent pharmacy operations and is a DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company in consideration of which the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances). Under the November 1 Agreement, ScripsAmerica agreed to provide purchase order financing to WholesaleRx and purchased a 20% equity stake in WholesaleRx. In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 20% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 20% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid.

Per the November 1, 2013 agreement with WholesaleRx the Company agreed to make an equity investment of $400,000 for 12,000 shares, which will represent 20% ownership interest in WholesaleRx. The subscription amount is to be paid in three installments ($150,000 upon execution of the agreement, $125,000 on December 31, 2013 (and was paid in January 2014) and $125,000 on February 15, 2014, which has not been made as of April 10, 2014).

This investment is accounted for under the equity method because the Company exercises significant influence but does not exercise control. Our initial investment of $275,000 was increased for the equity earnings of our 14% interest in WholesaleRx to $276,956. WholesaleRx’s unaudited financial information as of December 31, 2013 is as follows: (i) Current assets are approximately $137,000 of which inventory was valued at $72,000; (ii) Total assets were approximately $160,000; (iii) Total liabilities were approximately $19,000; and (iv) Stockholders’ equity was approximately $141,000.

P.I.M.D International, LLC

The Company is the primary beneficiary of P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida and Variable Interest Entity (VIE. Our determination PIMD investment is a variable interest entity (VIE) was based on the fact PIMD’s equity at risk is insufficient to finance its activities. The Company would be considered the primary beneficiary of the VIE as it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. ScripsAmerica receives a majority of its expected profits and losses. We also will provide be the primary financing for inventory purchases through related parties. Our loan receivable of $272,000 with Implex Corporation and PIMD’s loan payable was eliminated in the accompanying consolidated financial statements. The assets and liabilities and revenues and expenses of PIMD have been included in the accompanying consolidated financial statements. At November 1, 2013, PIMD’s beginning capital was $41,000 and they had accumulated deficit of $49,607. During December 2013 the non-controlling interest made a distribution of $119,650, making the total equity attributed to non-controlling interest to be a deficit of $146,566.

Details of the loan agreement are as follows: In December, 2013, the Company revised an October 2013 purchase agreement to acquire 90% of the Membership Units in P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida. Although founded approximately 4 years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that the Company obtain the necessary licenses from Florida (and the DEA) for the ownership of a drug distribution company like PIMD. However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to change the structure of the relationship. Accordingly, the original purchase agreement was cancelled and voided. The funds already advanced by ScripsAmerica to PIMD were converted to a loan and the relationship between PIMD and ScripsAmerica became a Sourcing and Marketing Agreement. Implex Corporation, owned by the Company’s legal counsel, who is a Florida resident, has stepped in to assist with any licensing issues. The Company believes that if licensing is required it will be that of Implex, based in Florida and with a Florida owner.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

Under this Sourcing and Marketing Agreement, which the Company entered into with PIMD in December 2013, the Company will assist PIMD by helping PIMD to (1) secure advantageous sources of drugs and (2) secure marketing and sales assistance in selling the drugs. For these services, the Company will receive a “Sourcing and Marketing Fee” which is 45% of the “Calculated Basis” to be calculated under a formula in the Sourcing and Marketing Agreement.

The funds already advanced by ScripsAmerica to PIMD were converted to a loan. Implex, a related party, borrowed $272,000 from ScripsAmerica at an interest rate of 2% and it has re-loaned the funds to PIMD at an interest rate of 5%. Implex will keep the 3% differential. The Company’s loan to Implex and Implex’s loan to PIMD are both for a 5-year period. Implex will be entering into a “Business Development and Retention Agreement” with PIMD to assist PIMD with the development of its business.

Main Avenue Pharmacy, Inc. agreement with Implex Corporation a related party

On January 29, 2014, Implex Corporation, which is owned by our legal counsel, Richard C. Fox, entered into a stock purchase agreement with the owner to acquire the specialty pharmacy Main Avenue Pharmacy, Inc., located in Clifton, New Jersey, for $550,000. The purchase price will be paid in installments and the shares will be held by an escrow agent until the final payment is made. Under the purchase agreement, the final agreement is to be made on July 11, 2014 (unless extended by the parties). Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary the company will consolidate financial activities of Main Avenue Pharmacy In. in first quarter 2014.

For details of this transactions see note 20.

9 -	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following :
	December 31,
	2013	2012
Prepayment for product to be manufactured	275,000	–
Prepaid insurances	25,400	23,676
Deferred financing costs, net	27,575	38,076
Prepaid consulting	–	114,268
Prepaid other	1,698	22,800
TOTAL PREPAID EXPENSES AND OTHER CURRENT ASSETS	329,673	198,820

10 -	Cancellation of Material Definitive Agreement – Contract Packager

On September 6, 2013, the Company and Marlex Pharmaceuticals, Inc., its former Contract Packager, entered into a settlement agreement pursuant to which the Company and its former Contract Packager resolved various disagreements that had arisen between the parties on various projects covered by written agreements between the Company and its former Contract Packager, namely (i) the Contract Packager’s agreement with the U.S. government, (ii) the parties agreement with respect to the production and packaging of the Company’s RapiMed® products and (iii) shares of the Company’s stock issued to the principals of the Contract Packager for consulting services. The settlement agreement provided mutual releases, continued the U.S. government arrangement under modified terms, as well as a partial reimbursement over fifteen months for previous amounts due the Company.

This agreement provides Marlex with financing through a related party, Development 72 LLC, for the continuance of its pharmaceutical distribution contract with the U.S. government and for Marlex to make 15 monthly payments to the Company with respect to prior shipments under the U.S. government contract (which had had stopped in May 2013 due to a dispute but have resumed in September 2013). The Company’s percentage of the profits under the U.S. government contract had been revised in terms of the rate and the number of bottles of product sold to the U.S. government for which the Company would receive revenue.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

To protect our position with respect to the RapiMed® products we also terminated the Product Development, Manufacturing and Supply Agreement with the Contract Packager. All development costs through the date of the cancellation of this agreement have previously been expensed and paid. The Company subsequently entered into a manufacturing and supply contract directly with the manufacturer of this technology for the RapiMed® products; however, that agreement was terminated in the first quarter of 2014.

Pursuant to the September 6th settlement agreement, the principals of the Contract Packager returned 500,000 shares of common stock of the Company which were previously valued at $50,000, and which they had received under consulting agreements and another 400,000 shares of common stock of the Company issued to them that would be held as security for the payments due to the Company under this September agreement. In September 2013, the Company retired the 500,000 shares and reversed the consulting expense previously incurred through additional paid in capital.

11 -	Related Party Transactions

In January 2013, the Company entered into consulting agreement with Implex Corporation, a consulting firm owned by the Company’s legal counsel. The initial agreement terms are for six months and the agreement shall automatically be renewed for a successive month period(s) until one party gives written notice to terminate the agreement thirty days prior to the next termination date. Fees are $25,000 per month and such fees shall be paid in shares of the Company’s common stock rather than cash so as to permit the Company to conserve cash. During 2013 the Company issued to Implex Corporation 824,956 shares of common stock at a fair value of $259,996.

During fiscal year 2013, the Company paid $120,000 in consulting fees and $23,231 for interest expense on loans to a consulting firm owned by the Company’s CEO and a note payable owned to the wife of the CEO. The Company also paid $178,000 in consulting fees to a consulting firm owned by the Company’s Chief Financial Officer.

During fiscal year 2012, the Company received payment of $6,055 from a stockholder, who is also an officer of the Company. As of December 31, 2012 and 2011, the outstanding balance is $0 and $6,055, respectively, and is classified as notes receivable - related party- net.

In 2012, the Company paid $120,000 in consulting fees and interest expense on loans to a consulting firm owned by the Company’s CEO. The Company issued 114,288 shares of common stock valued at $20,000 to the consulting firm owned by the CEO for services provided, and the Company accrued $5,000 for services provided in 2012 and accrued $4,000 for interest expense on a note payable to the wife of the CEO. The Company also paid $180,000 in consulting fees to a consulting firm owned by the Company’s Chief Financial Officer.

See note 12 for related party debt

See note 19 for purchase order financing with related party

12 -	Debt

Debt consists of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Line of credit	99,223	40,059
Debt with related party	352,816	464,837
12% Fixed rate Convertible notes payable	574,778	719,400
12% Fixed rate Convertible notes payable-related party	120,738	130,000
8% variable convertible notes payable	116,334	64,832
10% variable convertible notes payable	179,291	–
12% variable convertible notes payable	48,230	–
Total notes payable	1,491,410	1,419,128
Less current maturities	511,590	216,912
Long-term maturities	979,820	1,202,216

Debt discounts consist of the following:
8% variable convertible notes payable	286,166	50,918
10% variable convertible notes payable	100,709	–
12% variable convertible notes payable	40,794	–
	427,669	50,918

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

Line of Credit

In October 2013, the Company’s line of credit from Wells Fargo Bank was renewed. This line of credit will allow the Company to borrow up to a maximum of $100,000, at an interest rate of prime plus 6.25% (of 9% at December 31, 2013). The line is secured by a personal guarantee by the Company’s CEO. The outstanding borrowings under this line of credit at December 31, 2013 and 2012 were $99,222 and $40,059, respectively. The Company incurred interest expense under this line of credit of approximately $3,725 and $580 for the years ended December 30, 2013 and 2012, respectively.

Debt with related party

On August 15, 2012, the Company entered into a four year term loan agreement in the amount of $500,001 with Development 72, LLC (a related party) for the purpose of funding the inventory purchases of RapiMed® rapid orally disintegrating formulation products. This loan bears interest at the rate of 9% per annum, with 48 equal monthly installments of interest and principal payments of $12,443 and matures on August 15, 2016. The Company may prepay the loan, in full or in part, subject to a prepayment penalty equal to 5% of the amount of principal being prepaid. The loan is secured by the assets of the Company.

In addition to the monthly loan repayments, during the 48 month period ending August 15, 2016, and regardless if the loan is prepaid in full, the Company will pay to Development 72 a royalty equal to one percent (1%) of all revenues that the Company receives from the Company’s sale or distribution of its RapiMed® rapid orally disintegrating formulation products. The royalty payments will be made quarterly and are subject to a fee for late payment or underpayment Development 72 is a related party because the manager of Development 72, Andrius Pranskevicius, is a member of the Company’s board of directors. There were no sales during 2013 and 2012 related to and therefore no royalties expensed or owed.

In the event of a default on our loan from Development 72, the interest rate on the loan will increase to 13% for as long as the default continues. A default will occur upon (i) non-payment of a monthly installment or non-performance under the note or loan agreement, which is not cured within ten (10) days of written notice of such non-payment or nonperformance from Development 72, (ii) a materially false representation or warranty made to Development 72 in connection with the loan, (iii) a bankruptcy or dissolution of the Company or (iv) a change of control of the Company or an acquisition of an entity or business by the Company without the affirmative vote of Andrius Pranskevicius as a member of the Company’s board of directors.

The Company is subject to various negative covenants in its loan agreement with Development 72, including but not limited to (i) restrictions on secured loans (subject to certain exceptions), (ii) judgments against the Company in excess of $25,000, (iii) prepayment of any long-term debt of the Company other than promissory notes held by certain investors in the Company, and (iv) repurchases by the Company of outstanding shares of its common stock. The loan agreement also provides certain financial covenants which limit the amount of indebtedness the Company may incur until the loan is repaid and restricts the payment of any dividends on its capital stock except for dividends payable with respect to the Company’s outstanding shares of its Series A Preferred Stock.

Interest expense associated with this note for the fiscal, 2013, was $37,289. The outstanding balance at December 31, 2013 and 2012, was $352,816 and $464,837, respectively with the current liability balance of $122,529 and $112,021, respectively.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

12% Fixed rate Convertible notes payable

The Company has obtained loans in various amounts beginning in 2011, these notes currently have terms of no required principal payment until maturity which currently is January 30, 2015, and November 30, 2015. The principal portion of these notes can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. These notes provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or common stock of the Company at $0.17 per share, at the option of the lender.

In December 2013, the Company and the lenders mutually agreed to change the conversion rate for loans issued in 2012 from $.25 per share to $.17 per share and also agree to extend the maturity date from January 30, 2014 to January 30, 2015. In addition, for some of these loans by mutual consent the interest rate was decreased from 2% per month to 1% per month. The Company determined that the resulting modification of the these notes were not substantial in accordance with ASC 470-50, “Modification and Extinguishments.” During fiscal year 2013 the following activity occurred relating various notes in this category: the Company received $418,200 in cash for several new convertible promissory notes, the Company made $115,522 in principal payments, $229,400 of principal was converted into new notes with new terms which are disclose in the variable convertible description, $230,000 of principal was retired via a liability exchange for stock. The Company recorded interest expense for fiscals years 2013 and 2012, of $77,250 and $86,164, respectively.

12% Fixed rate Convertible notes payable-related party

The Company obtained loans in the amount of $80,000 in 2011 from a company owned by ScripsAmerica Company’s president and CEO. There is no required principal payment on the note until maturity which is January 30, 2015. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. These notes provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or common stock of the Company at $0.17 per share, at the option of the lender.

In December 2013, the Company and the lender mutually agreed to change the conversion rate from $.25 per share to $.17 per share and also agree to extend the maturity date from January 30, 2014 to January 30, 2015. In 2012 by mutually consent the interest rate was changed from 2% per month to 1% per month effective October 1, 2012. As of December 31, 2013 and 2012 the principal balance is $80,000. The Company recorded interest expense for fiscals years 2013 and 2012, of $9,600 and $16,000, respectively.

In 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or common stock of the Company at $0.17 per share, at the option of the lender. There is no required principal payment on the note until maturity which is January 30, 2015. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. In December 2013, the Company and the lender mutually agreed to change the conversion rate from $.25 per share to $.17 per share and also agree to extend the maturity date from January 30, 2014 to January 30, 2015. The Company determined that the resulting modification of these notes were not substantial in accordance with ASC 470-50, “Modification and Extinguishments.” Our Contact Packager also co-signed this note. Additionally, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly beginning December 31, 2012. In December 2013 the Company made a cash principal payment in the amount of $9,262. As of December 31, 2013 and 2012 the principal balance is $40,738 and $50,000, respectively. The Company recorded interest expense for fiscal years 2013 and 2012, of $6,000 and $16,000, respectively. As of December 31, 2012, the Company has accrued $10,500 in royalties. In fiscal 2013 the Company issued 224,944 shares of its common stock for payment of royalty expense and recorded a royalty expense of $57,580. Collateral for this loan also includes 200,000 shares of the Company’s common stock.

6% Variable Convertible notes payable

During fiscal year 2013, the Company entered into three securities purchase agreement with a lender pursuant to which the leader purchased a 6% convertible note. The Company received $95,300 in cash for three 6% convertible note payable with a principal amounts totaling 110,000. These notes did not include a discount, but $14,700 was paid directly to a third party on the Company’s behalf. The accrued interest and principal were due one year from the issuance date. The conversion price is equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the 5 trading day period prior to the date of the notice of conversion.

During fiscal year 2013 the lender converted $110,000 of principal into 1,235,868 shares of our common stock valued at $246,941. In connection with these conversion the Company recorded a gain on extinguishment of $40,026 after taking into consideration the carrying value of the note and the corresponding embedded derivative liability related to the note on the conversion date.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

8% Variable Convertible notes payable

During fiscal year 2012, the Company entered into two securities purchase agreement with lenders pursuant to which the leader purchased a 8% convertible note. The Company received $110,000 in cash for two 8% convertible note payable with a principal amounts totaling $115,750. These notes did not include a discount, but $5,750 was paid directly to a third party on the Company’s behalf. The accrued interest and principal were due six months and eight months from the issuance date. Since these notes had a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares we recorded the associated embedded derivative as a discount. The conversion price for one loan was equal to 35% of the lowest trading price of the Company’s common stock at the close of trading during the 10 trading day period prior to the date of the notice of conversion. The conversion price for the second loan was equal to 42% of the lowest trading price of the Company’s common stock at the close of trading during the 10 trading day period prior to the date of the notice of conversion.

During fiscal year 2013 the Company paid the sum of $167,365 to the holders of these notes for the principal of $115,750, accrued interest. These payments included a prepayment penalty charge of $51,615. The company extinguished the debt and the embedded derivative of which resulted in a gain on extinguishment of $103,170.

Also during fiscal year 2013 the Company entered into six new securities purchase agreements with various lenders to which the lenders purchased a 8% convertible note. The Company received $462,000 in cash for these 8% convertible notes payable with principal amounts equaling $547,500, some of these notes included a 10% discount the discount amounts equal $27,500 and fees totaling $58,000 were paid directly to third parties for legal and finder fees. The maturity dates for these notes range from six months to nineteen months from date of issuance. The conversion price for these notes is equal to a 40% to 65% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 10 trading day period prior the date of the notice of conversion. For some of these note there is a prepayment charge range from 150% to 125% of the principal amount and accrued interest before a set period of time.

Since these notes have a convertible features with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility ranges between 161.6% to 200.7%, risk-free interest rate ranges between .07% to .12% and expected life of 12 to 11 months. The fair value of the derivative at the date issued amounted to $1,329,815 and was revalued at December 31, 2013 to be $606,112. The debt discount associated with this derivative is being amortized over the life of the notes.

In addition to obtaining new borrowings in 2013 lenders converted $237,526 of principal into 2,902,496 shares of our common stock valued at $971,103. Along with these stock conversions the Company paid the sum of $37,410 to the holders of these notes for the principal of $22,174, and accrued interest. These payments included a prepayment penalty charge of $15,236. The company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $238,015.

As of December 31, 2013 and 2012 the principal balance is $402,500 and $115,750 and the unamortized debt discount is $286,166 and $50,918, respectively. The Company recorded interest expense for fiscals years 2013 and 2012, of $112,593 and $36,809, respectively. The Company would have been required to issue 6,044,978 of common stock if the lenders converted on December 31, 2013. The Fair value of the derivative liability at December 31, 2013 and 2012 is $606,112 and $94,477, respectively

10% Variable Convertible notes payable

During fiscal year 2013 the Company entered into twelve new securities purchase agreements with various lenders to which the lenders purchased a 10% convertible note. The Company received $371,167 in cash for these 10% convertible notes payable with principal amounts equaling $405,000, some of these notes included a 10% discount the discount amounts equal $11,250 and fees totaling $22,583 were paid directly to third parties for legal and finder fees. The maturity dates for these notes range from six months to twelve months from date of issuance. The conversion price for these notes are equal to a 35% to 65% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 20 trading day period prior the date of the notice of conversion. For some of these note there is a prepayment charge range from 150% to 125% of the principal amount and accrued interest before a set period of time.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

Since these notes have a convertible features with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility ranges between 161.6% to 200.7%, risk-free interest rate ranges between .07% to .12% and expected life of 12 to 11 months. The fair value of the derivative at the date issued amounted to $631,361 and was revalued at December 31, 2013 to be $383,337. The debt discount associated with this derivative is being amortized over the life of the notes.

In addition to obtaining new borrowings in 2013 lenders converted $203,702 of principal into 2,654,353 shares of our common stock valued at $1,073,185. Along with these stock conversions the Company paid the sum of $53,339 to the holders of these notes for the principal of $52,468. These payments included a prepayment penalty charge of $871. The company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $204,091.

As of December 31, 2013 and 2012 the principal balance is $280,000 and the unamortized debt discount is $100,709. The Company recorded interest expense for fiscal years 2013 of $178,547. The Company would have been required to issue 4,484,138 of common stock if the lenders converted on December 31, 2013. The Fair value of the derivative liability at December 31, 2013, is $383,337.

12% Variable Convertible notes payable

During fiscal year 2013 the Company entered into seven new securities purchase agreements with various lenders to which the lenders purchased a 12% convertible note. The Company received $233,200 in cash for these 12% convertible notes payable with principal amounts equaling $263,000, some of these notes included a 10% discount the discount amounts equal $15,000 and fees totaling $14,800 were paid directly to third parties for legal and finder fees. The maturity dates for these notes range from three months to twelve months from date of issuance. The conversion price for these notes are equal to a range of 42.5% to 60% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 20 trading day period prior the date of the notice of conversion. For some of these note there is a prepayment charge range from 25% to 125% of the principal amount and accrued interest before a set period of time. We did not incur any penalty costs during 2013 for conversion of 12% variable notes payable.

Since these notes have a convertible features with a significant discount and could result in the note principal being converted to a variable number of the Company’s common shares, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility ranges used were between 161.6% to 187.9%, risk-free interest rate ranges between .07% to .12% and expected life of 12 to 11 months. The fair value of the derivative at the date issued amounted to $407,104 and was revalued at December 31, 2013 to be $143,944. The debt discount associated with this derivative is being amortized over the life of the notes.

In addition to obtaining new borrowings in 2013 lenders converted $198,326 of principal into 3,028,466 shares of our common stock valued at $655,239. The company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $124,500.

As of December 31, 2013, the principal balance is $89,025 and the unamortized debt discount is $40,795. The Company recorded interest expense for fiscal years 2013 of $116,348. The Company would have been required to issue 1,512,736 of common stock if the lenders converted on December 31, 2013. The Fair value of the derivative liability at December 31, 2013, is $143,944.

13 -	Derivative Financial Instruments

Derivative liabilities consist of convertible notes with features that could result in the note principal being converted to a variable number of the Company’s common shares. The fair value of the embedded derivative associated with these notes was determined by using the Black-Scholes pricing model with the following assumptions:

As of :	December 31, 2012	December 31, 2013
Volatility	61.7% - 63.7%	110.4% - 228.5%
Expected life (in years)	.5 – 2.5	.03 – .6
Risk-free interest rate	.12% - .35%	.07% - .12%
Dividend yield	0.00%	0.00%

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

These derivative financial instruments are indexed to an aggregate of 13,176,251 shares and 702,852 shares of the Company’s common stock as of December 31, 2013 and December 31, 2012, respectively, and are carried at fair value using level 2 inputs. The balance at December 31, 2013 and December 31, 2012 was $1,333,393 and $94,477, respectively.

Activity during the current period is as follows:

Derivative liabilities at December 31, 2011	$–

New derivative liabilities issued in 2012	87,724
Extinguishment	–
Revalue at reporting period	6,753
Derivative liabilities at December 31, 2012	$94,477
New derivative liabilities issued in 2013	2,590,688
Extinguishment	(2,840,395)
Revalue at reporting period	1,288,623
Derivative liabilities at December 31, 2013	$1,133,393

The significant fluctuations in the revaluation of derivative liabilities at December 31, 2013 relate partially to the Company having sufficient trading activity to utilize the actual volatility of the trading of the Company’s common stock as an assumption when computing the fair value of derivative liabilities which were deemed to be sufficient trading activity commencing in January 2013. The Company had previously estimated the volatility assumption by averaging the volatility of three similar entities which resulted in a lower volatility. The increase in value of the volatility assumption has led to a higher valuation of derivative liabilities associated with the convertible notes payable, disclosed in Note 12.

14 -	Convertible Preferred Stock

Convertible Preferred Stock

On April 1, 2011 the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to a related party. The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and are payable quarterly when the Company has positive equity and earnings per Delaware General Corporation Law. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($.1744). (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $.1744 and can be adjusted any time if the Company issues non-exempted common shares at a price below $.1744. At December 31, 2013 and December 31, 2012 these convertible preferred stock shares can be converted into 5,980,504 shares of the Company’s common stock. (e) the owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing and as of April 10, 2014 has not exercise his right to do so. (f) Exempted securities – no anti-dilution protection for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

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

Since this Series A Preferred Stock has liquidation preference which is outside the control of the Company it was not recorded in the stockholders' deficit section but rather as mezzanine equity in the consolidated balance sheets. Because we also had losses for 2012 and 2013 and an accumulated deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability. However, in accordance with privileges of the Series A Preferred stock, as noted above, the Company shall continue to accrue dividends regardless of declaration by the Board of Directors. We had a stockholders’ deficit of $3,470,827 at December 31, 2013. Since we did not generate net income in fiscal years 2013 and 2012, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred Stockholder, and as such, dividends will be accrued. As of December 31, 2013 we have accrued $187,740 which is classified as a long-term liability in the balance sheet. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

15 -	Stockholders’ Deficit

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

Issuances during 2013

The Company issued 4,854,952 restricted shares of common stock for cash proceeds of $531,108 in various private subscription agreements during the fiscal year 2013. A significant portion of these issuances where part of securities purchase agreement with Seaside 88, L.P., the details of the transactions are as follows:

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

The Company had an initial closing under the securities purchase agreement on November 4, 2013, at which the Company sold to Seaside 1,152,514 restricted shares of its common stock for gross proceeds of $200,537, of which $7,500 was used to pay the legal fees for Seaside and $19,303 was paid for a finder’s fee. The Company also had closings on (i) December 4, 2013, at which the Company sold to Seaside 841,426 restricted shares of common stock for gross proceeds of $90,926 of which $2,500 was used to pay the legal fees for Seaside. (ii) January 6, 2014, at which the Company sold to Seaside 928,670 restricted shares of common stock for gross proceeds of $69,093 of which $2,500 was used to pay the legal fees for Seaside and (iii) February 4, 2014, at which the Company sold to Seaside 1,342,070 restricted shares of common stock for gross proceeds of $142,527 and (iv) on February 24, 2014 the Company issued 1,615,550 restricted shares of common stock for financing fees which were accrued and expense in 2013

During the fiscal year 2013, the Company issued 9,177,027 restricted shares of its common stock to non-employees for services rendered during the year. These services were valued at $3,387,112 and the Company charged its operations in fiscal year 2013.

During the fiscal year 2013, the Company issued 333,633 restricted shares of its common stock in connection with conversion of 478,440 warrants in a cashless transaction.

During the fiscal year 2013, the Company issued 136,000 restricted shares of its common stock in connection with payment provided by members of the board of directors during the year. The Company charged its operations $35,200 in fiscal year 2013.

During the fiscal year 2013, the Company issued 1,339,616 restricted shares of its common stock to non-employees for payment of royalties. The payment of royalties was valued at $346,802.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

On November 18, 2013, the Company issued 8,690,000 unrestricted shares of its common stock in a debt payment agreement whereas debt financing company (Ironridge) purchased from ScripsAmerica liabilities from our creditors previously incurred by the us. The liabilities and expenses paid on our behalf were valued at $755,658 and the Company recorded a Financing fee of $547,842.

During the fiscal year 2013, the Company issued 11,456,639 shares of its common stock for the conversion of approximately $1,805,000 of principal and interest of our convertible notes payable.

The Company retired 600,000 shares of its common stock that was previously issued in 2012 and 2013. The value was determined to be $76,500. The Company received and retired 500,000 shares from the Contract Packager as part of a settlement agreement (see Note 9). These shares were valued at $50,000 in 2012 when issued and we reversed the consulting expense for this value. 100,000 shares issued in September 2013 were also returned and retired during the third quarter 2013.

Issuances during 2012

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

Warrants

On August 15, 2012, the Company issued 228,572 common stock warrants to a third party for debt issue costs. These warrants have a strike price of $0.39, are 100% vested and have a contractual life of 5 years, expiring on August 14, 2017. The Company calculated the fair value of the warrants to be $34,588, using the Black-Scholes option pricing model. The fair value of $34,588 will be amortized over the life of the long term debt. The Company recorded a $3,243 in interest expense related to the amortization of the warrants for the year ended December 31, 2012. The assumptions used in computing the fair value are a closing stock price of $0.39, expected term of 2.5 years utilizing the “plain vanilla” method. Also since the Company does not have a history of stock prices over 5 years the Company used the expected volatility of three peer entities within our sector whose share or option price are publicly available, per Staff Accounting Bulletin topic 14 interpretations and guidance. The average of the three comparable companies was used to determine that the expected volatility of 63.7%, while the risk free rate was estimated to be .35%.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

Summary of our warrant activity and related information for 2013 and 2012

	Number of shares under warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	478,440	$0.17	4.3	$–

Granted	228,572	$0.39	4.6
Exercised	–
Cancelled/expired	–

Outstanding at December 31, 2012	707,012	$0.24	3.7	$45,700

Granted	–
Exercised	(478,440)	$0.17
Cancelled/expired	–

Outstanding at December 31, 2013	228,572	$0.39	3.6	$–

Vested and exercisable at December 31, 2013	228,572

	2012
Fair value per warrant	$0.15
Risk-free interest rate	.35% - 1.3%
Volatility	63.70%
Terms in years	2.5
Dividend yield	0%

Options

On September 11, 2013 the Company issued 2,000,000 options to a consultant for services provided. These options vested immediately and will expire 3 years from the date of issuance. The option price is $.15 and the fair value of these warrants is $249,335 which was expensed to selling, general and administrative.

On November 6, 2013 the Company issued 1,000,000 options to a consultant for services provided. These options vested immediately and will expire 3 years from the date of issuance. The option price is $.22 and the fair value of these warrants is $190,494 which was expensed to selling, general and administrative.

On October 15, 2013, the Company issued 1,320,000 options to members of the Board of directors for services provided. These options vested immediately and will expire 3 years from date of issuance. The option price is $.15 and the fair value of these warrants is $166,373 which was expensed to selling, general and administrative.

On December 18, 2013, the Company issued 60,000 options to members of the Board of directors for services provided. These options vested immediately and will expire 3 years from date of issuance. The option price is $.13 and the fair value of these warrants is $6,464 which was expensed to selling, general and administrative.

On December 31, 2013, the Company issued 635,000 options to members of the Board of directors for services provided. These options vested immediately and will expire 3 years from date of issuance. The option price is $.14 and the fair value of these warrants is $73,893 which was expensed to selling, general and administrative.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

	Number of shares under options	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	–	$–	0	$–

Granted	5,015,000	$0.16	3
Exercised	–
Cancelled/expired	–

Outstanding at December 31, 2013	5,015,000	$0.16	2.8	$–

Vested and exercisable at December 31, 2013	5,015,000

	2013
Option fair value	$ 0.10 - $ 0.19
Risk-free interest rate	.34% - .78%
Volatility	190.06%
Terms in years	3
Dividend yield	0%

16 -	Income Taxes

As of December 31, 2013, the Company had a net operating loss carryforward of approximately $5,927,000 available to reduce future federal and state taxable income, expiring through 2033. We established valuation allowance of $2,015,200 and $597,591, or 100%, as of December 31, 2013 and 2012, respectively, of the deferred tax asset because of the uncertainty of the utilization of the operating losses in future periods. The allowance increased $1,417,609 and $597,591 during 2013 and 2012, respectively.

Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry-forwards as defined by the Internal Revenue Code. We performed an analysis and determined that the Net operating losses and research and development expenses are not limited under Section 382. The net deferred tax asset has been fully offset by a valuation allowance due to our history of taxable losses and uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

The Company files federal and Delaware state income taxes. Currently, there are no tax examinations in progress, nor has the Company had any federal or state examinations since its inception in 2008. All of the Company’s tax years are subject to federal and state tax examination.

Our provision for income taxes at December 31, 2013 and 2012 consisted of the following

	2013	2012
Current
Federal	$–	$41,200
State	–	1,797

Deferred
Federal	–	–

Income Tax Expense	$–	$43,179

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

The effective tax rates differ from the statutory rates for 2012 and 2011 primarily due to the following:

	2013		2012
	Amount	Effective Tax Rate Percentage	Amount	Effective Tax Rate Percentage

Federal income tax liability (benefit)	$(3,794,531)	-34.0%	$(618,542)	-34.0%
State taxes	–	0%	1,979	0.1%
Permanent deductible expense	1,700,633	15.2%	62,151	3.4%
Adjustment in valuation allowance	2,093,898	18.8%	587,591	19.0%
Tax expense (benefit)	$–	0.0%	$43,179	-2.4%

The components of the net deferred tax assets (liabilities) at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred Tax asset
Allowance for doubtful accounts	$423,497	$252,791
Net Operating Loss	1,591,703	344,800
Total Deferred Tax asset	2,015,200	597,591
Deferred Tax Liability	–	–

Less Valuation Allowance	2,015,200	597,591
Total Deferred tax asset	$–	$–

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets and determines if a valuation allowance is necessary. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income. As a result of this analysis the Company concluded that it is more likely than not that the Company will not recover the deferred tax asset and, accordingly, recorded a valuation allowance for the years ended December 31, 2013 and 2012.

17 -	Commitments and Contingencies

In May 2013, the Company signed a “Development, Manufacturing and Supply Agreement” with a pharmaceutical manufacturer to develop and manufacture our 80mg and 160mg Acetaminophen RapiMed® rapid orally disintegrating tablets. The initial term of the agreement is two years with an option to a one five year contract extension. In addition to development and scale up costs, the Company will pay up to $150,000 to license the technology during the first two years. In order to maintain exclusivity rights for the technology the Company must purchase a minimum of 10,000,000 tablets each of the 80mg and 160mg tablets in the first year and 16,500,000 tablets for both 80mg 160mg in the second year. After the second year annual volume requirements need to be achieved for the Company to maintain exclusivity of the license. In 2014, the Company terminated this agreement with the pharmaceutical manufacturer due to the manufacturer’s deteriorating financial condition. There were no obligations due to the third party at December 31, 2013 and through the termination date.

Previously, the Company had entered into a Product Development, Manufacturing and Supply Agreement with Marlex Pharmaceuticals, Inc. (the “Contract Manufacturer” or “Marlex”) in March 2010. The Contract Manufacturer was to develop rapid melt tablets in accordance with the specifications of the agreement with the Company responsible for all associated costs with the proprietary rights owned by the Company. The Company and the Contract Manufacturer agreed upon a projected product cost to be paid to the Contract Manufacturer as well as 7% of gross profits for the term of the agreement. The Company can terminate this agreement and did so in the third quarter 2013 (see note 10). All development costs through the date of notice have previously been expensed and paid.

The holders of a $250,000 convertible note which was converted into 2,000,000 shares of our common stock on March 12, 2012 are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. There have been no shipments through December 31, 2013 applicable to this royalty payment.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

The holder of a $320,000 note payable are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly and as of December 31, 2012, the Company had accrued $42,000 in royalties. During fiscal year 2013 the Company issued the holder of this note 1,114,672 shares of its common stock for payment of royalty expense. In addition a holder of a $50,000 note payable, a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. The Company had accrued $10,500 in royalties as of December 31, 2012, and in fiscal year 2013 the Company issued 224,944 shares of its common stock for payment of royalty expense. The Company has recorded a royalty expense of $304,290 for fiscal year 2013, respectively.

In July of 2013, the Company entered into a memorandum of understanding (“MOU”) with a Forbes Investments Ltd (“Forbes”) to provide future services. Upon the signing of this MOU agreement the Company issued 350,000 shares of our Company’s common stock to two parties of this agreement. The value of the common stock at issuance was $154,000 and this amount was recorded to prepaid and was expensed to selling, general and administrative through balance of 2013. The MOU agreement has a 12 month exclusivity clause, a two-way break-up fee of $50,000 in cash or securities at 50% of market rate upon 30 day running average of termination. Upon successfully completing the goal of this agreement the two parties are entitled to each receive 200,000 shares of ScripsAmerica’s common stock and also shall be entitled to receive 25,000 shares of our common stock per $250,000 financing arranged from any source up to $5 million during the first 12 months of this agreement. In January 2014 licensing agreements were entered into (see note 21 below Global Pharma Hub) and the 400,000 shares of ScripsAmerica’s common stock was issued at a value of $52,000.

On October 15, 2013 the Board of Directors approved a revised compensation plan for our CEO, Robert Schneiderman and our CFO, Jeffrey Andrews, contingent on the Company raising $4 million via equity, debt or a combination of both. Contingent on raising the $4 million compensation would be as follows: CEO annual salary $200,000, CFO annual salary $192,000, and both would receive 50,000 options quarterly at 120% of our market price on the date granted with a one year vesting period.

On October 15, 2013, the Board of Directors approved additional compensation to Board members in the form of issuance of stock options. Board members were granted 100,000 stock options for each year served commencing in 2012. The chairman of the Board was granted 135,000 stock options for each year served. The effective date of the grants was October 7, 2013. The options vest immediately and the option exercise price was 110% of the market price on the grant date. Additionally, directors will also receive 10,000 options for each board meeting attended 5,000 options for each committee meeting attended. In fiscal year 2013 the Company issued 2,015,000 options that had a fair value of $246,731 which were expensed to the statement of operations (see note 13 option).

Operating Lease - In November our subsidiary PIMD (see note 19) entered into a 25 month operating lease for a distribution facility in Doral Florida. The lease begins January 1, 2014 and expires January 31, 2016, monthly rent is $4,585 for the first thirteen months with the first month free and $4,724 for the last twelve months. The total minimum lease payments are $111,714, for 2014, $50,441 for 2015, $56,548, and for 2016 the are $4,724.

18 -	Earnings Per Common Share

The basic earnings per share or loss per share is computed using the weighted average number of common shares outstanding. The assumed exercise of common stock equivalents were excluded from the calculation of diluted net loss per common share for the years ended December 31 2013 and 2012 because their inclusion would have been anti-dilutive. As of December 31, 2013, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants convertible into 228,572 shares, options convertible into 5,015,000 shares and notes payable convertible into 16,016,229 shares of common stock. As of December 31, 2012, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants convertible into 707,012 shares and notes payable convertible into 4,220,452 shares of common stock.

	For the Year Ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Loss attributed to ScripsAmerica, Inc.	$(11,195,096)
Preferred stock dividends	(83,440)
Net Loss attributable to common stockholders	$(11,278,536)

Basic loss per common share	$(11,278,536)	68,119,715	$(0.17)
Diluted earnings per common share	$(11,278,536)	68,119,715	$(0.17)

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

	For the Year Ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net Loss	$(1,861,832)
Preferred Stock Dividend	(83,440)
Basic loss per common share	$(1,945,272)	55,140,192	$(0.04)
Effect of dilutive securities - notes payable	–	–	–

Diluted earnings per common share	$(1,945,272)	55,140,192	$(0.04)

19 -	Purchase Order Financing with related party

In June 2012, the Company entered into a purchase order finance agreement with Development 72, a major stockholder of the Company which is controlled by a member of the Board of Directors. The agreement will allow the Company to borrow up to $1.2 million on a case by case basis, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the fiscal year 2013, the Company financed $5,114,321 of its purchase orders and incurred an interest expense of $73,232. As of December 31, 2013 and 2012, the unpaid purchase order finance balance was $1,037,494 and $578,280, respectively, and accrued fees and interest are $24,192 and $8,280, respectively

20 -	Concentrations

During the fiscal year 2013 the Company purchased product from two suppliers, and in 2012 the Company purchased 100% of its product packaging from its Contract Packager. A disruption in the availability of product packaging from the Company’s suppliers could cause a possible loss of sales, which could affect operating results adversely.

During the year ended December 31, 2013, the Company derived approximately $403,000, or 73%, of its revenue from two customers, of this total one customer accounted for 61% and the other accounted for 12%. During the year ended December 31, 2012, the Company derived approximately $3,524,000 or 90% of its revenue from two customers, of this total one customer accounted for 74% and the other accounted for 16%.

As of December 31, 2012, the Company had two customers in our accounts receivable – trade, one customer accounted for $175,054, or 60% of the Company’s accounts receivable balance of $290,531.

21 -	Subsequent Events

From January 1, 2014 to April 1 2014, the Company issued 33,817,597 shares of common stock for the following transactions: a) We issued 19,207,420 shares of common stock in a private subscription sale , for $1,009,067 in cash, b) 642,703 shares for payment of royalty expense valued at $79,233, c) 2,531,400 shares for services performed and to be performed, valued at $306,768, d) 6,622,504 shares for conversion of $416,895 of principal for various convertible notes payable, of which the fair value of stock issued was $957,117, e) 32,000 shares were issued to members of the Board of Directors for services provided, and f) As part of our securities purchase agreement with Seaside (see note 17) We issued the following shares in 2014:(i) January 6, 2014, sold to Seaside 928,670 restricted shares of common stock for gross proceeds of $69,093 of which $2,500 was used to pay the legal fees for Seaside and (ii) February 4, 2014, sold to Seaside 1,342,070 restricted shares of common stock for gross proceeds of $142,528 and (iii) on February 24, 2014 we issued 1,615,550 restricted shares of common stock for financing fees which were expensed in 2013. (iv) we issued 925,153 restricted shares of common stock for gross proceeds of $58,200, g) on January we issued 887,7820 restricted shares for $125,381 in cash as part of a settlement agreement with GEM see cancellation agreement below in this note for details

In January 2014, the Company formed Global Pharma Hub, Inc. with Forbes Investments, Ltd. (and its assigns) and Sterling, LLC (and its assigns) for the purpose of marketing, supplying and distributing OTC products as RapiMed® orally dissolving tablets in foreign markets. The initial market is in China, where Global Pharma Hub began marketing and distributing our RapiMed® children’s acetaminophen in China. The ownership of Global Pharma Hub, Inc. is as follows: (a) the Company owns 37%, (b) Forbes Investments, Ltd. owns 37% and (c) Sterling, LLC owns 26%. Forbes Investment, Ltd. is based in Shenzhen, China. The parties have a written understanding of this joint venture although a final, binding contract is in process of being prepared for signature.

SCRIPSAMERICA, INC.
Notes to Consolidated Financial statements	December 31, 2013 and 2012

In January 2014, we entered into an exclusive world-wide licensing agreement with Global Pharma Hub for the marketing and distribution of our children’s pain reliever and fever reducer OTC product called RapiMed® in all countries except the United States. The license will allow Global Pharma Hub to market and distribute the children’s acetaminophen orally dissolving tablets under our registered trademark, RapiMed® as well as our registered trade mark “MELTS IN YOUR CHILD'S MOUTH”. In order to keep the license agreement, Global Pharma Hub must meet minimum sales quotas terms which are as follows:

1.	$500,000 in purchase orders during first 12 months of License Agreement;
2.	$1,400,000 in purchase orders during second 12 months; and
3.	$2,400,000 in purchase orders during the third 12 months.

Global Pharma Hub signed an exclusive sub-licensing agreement for RapiMed in the territory of Hong Kong on January 28, 2014, with NYJJ Hong Kong Ltd. to generate initial and ongoing orders for the product following its registration approval by the Hong Kong government.  The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$550,000 in purchase orders during first 12 months;
2.	$1,500,000 in purchase orders during the second 12 months; and
3.	$2,500,000 in purchase orders during the third12 months

On February 22, 2014, Global Pharma Hub signed an exclusive sub-licensing agreement with Jetsaw Pharmaceutical, Inc. the marketing and distribution of RapiMed® pediatric acetaminophen in the territory of Canada for an initial term of three years. The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$120,000 in purchase orders during first 12 months;
2.	$220,000 in purchase orders during the second 12 months; and
3.	$320,000 in purchase orders during the third 12 months.

Main Ave Pharmacy Management agreement:

On January 29, 2014, Implex Corporation, which is owned by our legal counsel, Richard C. Fox, entered into a stock purchase agreement with the owner to acquire the specialty pharmacy Main Avenue Pharmacy, Inc., located in Clifton, New Jersey, for $550,000. The purchase price will be paid in installments and the shares will be held by an escrow agent until the final payment is made. Under the purchase agreement, the final agreement is to be made on July 11, 2014 (unless extended by the parties).

On February 20, 2014, Implex Corporation and Main Avenue Pharmacy, Inc., the specialty pharmacy being acquired by Implex, entered into a Business Management Agreement with ScripsAmerica, effective as of February 7, 2014. Under this agreement, Implex has engaged the Company to manage the day to day business operations of Main Avenue Pharmacy, subject to the directives of Implex. The Company’s day to day management responsibilities includes financial management but excludes any matters related to licensing and those responsibilities which require Federal or state licensure (“Licensing Matters”). Prior to the final closing, the Licensing Matters will be handled by Main Avenue Pharmacy’s owner and after the final closing Implex will be responsible for managing Licensing Matters. The Company will also provide funding (as a loan or advance), to the extent not covered by the funds of the pharmacy, to pay all costs and expenses incurred in the operation of Main Avenue Pharmacy.

Implex will be entitled to make monthly draws on the first day of each month, as owner of Main Avenue Pharmacy, as follows: (i) commencing on April 1, 2014 and continuing to, and including, March 1, 2015, $47,003 plus $30 for each prescription processed by Main Avenue Pharmacy during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014); (ii) commencing on April 1, 2015 and continuing to, and including, March 1, 2016, $8,827 plus $30 for each prescription processed by Main Avenue Pharmacy during the preceding month; (iii) commencing on April 1, 2016 and continuing thereafter plus $30 for each prescription processed by Main Avenue Pharmacy during the preceding month and (iv) commencing on the 10,001 prescription processed by Main Avenue Pharmacy the rate will be reduced to $10 for each prescription processed by Main Avenue Pharmacy during the preceding month.

SCRIPSAMERICA, INC.
Notes to Notes to Financial statements	December 31, 2013 and 2012

For the management services provided by the ScripsAmerica under this Business Management Agreement, Implex will pay us a combined monthly Management and Financing Fee. This combined fee will be equal to 97% of the Calculation Basis (receipts from paid invoices less Implex’s monthly draw and various expenses of Main Avenue Pharmacy). Since ScripsAmeica will have controlling interest in Implex management plans to consolidate activities of Main Ave into our financial statements in first quarter 2014.

Cancellation of GEM Agreement

On October 11, 2013, the Company entered into a financing agreement with GEM Global Yield Fund Limited ("GEM Global") and a related party to provide funding to the Company of up to $2 million. Under the terms of the financing agreement, the Company may sell restricted shares of its common stock to GEM Global, subject to the satisfaction of certain conditions, at a purchase price to be negotiated between the Company and GEM Global pursuant to section 4(2) and/or rule 506 of regulator. The Registrant will use the capital raised from the financing agreement primarily to fund the manufacturing and marketing of its RapiMed® children's pain reliever domestically and internationally, as well as for working capital. As of November 14 there were no shares issued for funding.

On January 14, 2014, the Company entered into a settlement agreement with GEM Global, 590 Partners, LLC and the GEM Group, pursuant to which, among other things, the parties agreed to declare null and void and of no further effect the October 2013 financing agreement as well as any other negotiated but unsigned documents between and/or among the parties. In addition, in connection with such voiding, the GEM Warrants were cancelled and the Company issued to each of GEM Global and 590 Partners, LLC (i) a warrant exercisable to purchase 1,000,000 shares of common stock at an exercise price of $0.41, (ii) a warrant exercisable to purchase 750,000 shares of common stock at an exercise price of $0.55 and (iii) a warrant exercisable to purchase 750,000 shares of common stock at an exercise price of $0.75 (collectively, the “New GEM Warrants”). All of the New GEM Warrants expire on January 14, 2019 and are only exercisable on a cash basis (they do not contain any cashless exercise provisions) Additionally, the Company granted registration rights to 590 Partners and GEM Global to register the resale of the shares underlying the New GEM Warrants. The New GEM Warrants do have price protection features. Additionally, in the event that the closing price of the Company’s common stock is equal to or greater than 160% of the exercise price of the applicable New GEM Warrant for 22 consecutive trading days, then such New GEM Warrant will automatically be cancelled 30 days after the Company delivers notice of such cancellation to GEM Global and 590 Partners. However, each of GEM Global and 590 Partners may exercise their New GEM Warrant in full after the notice from the Company but prior to the cancellation date.

The fair value of these 5.0 million warrants on January 14, 2014, was $552,318 using the Black-Sholes model with the following assumptions: Volatility 182.9%, 5 year life, risk free rate of 1.65% and zero dividend rate. This fair value of $552,318 will be expensed in our first quarter earnings in 2014.

Pursuant to its the settlement agreement with GEM, (a) the Company sold 887,280 to GEM 887,280 restricted shares of common stock for a purchase price of $125,381, and (b) GEM concurrently assigned to Steve Urbanski the right to receive the 887,280 shares of the Company's common stock upon the receipt by the Company of the purchase price (net of $15,211 which was paid to GEM's legal counsel).   The Company issued the 887,280 shares to Mr. Urbanski on January 22, 2014.

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

(c) Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control –Integrated (1992) Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting:

a. Deficiencies in Internal Control Structure Environment. The Company became a public corporation in November 2011. The Company’s focus was on securing the financing necessary to initiate revenue production. In June 2010, the Board engaged a full time Chief Financial Officer, who started in October 2010, and charged him with responsibility for establishing a system of internal controls appropriate for a public company. During 2013, the Company’s revenue significantly decreased and left inadequate resources for the Company’s Chief Financial Officer to establish a system of internal controls appropriate for us as a public company.

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

NAME	AGE	POSITION	DATE APPOINTED
Robert Schneiderman (1)	71	Chief Executive Officer, Director **	May 12, 2008
Jeffrey Andrews	62	Chief Financial Officer	October 10, 2010
Brian Ettinger (1)	61	Director; Chairman of the Board ***	April 1, 2011 (Chairman since May 17, 2011)
Brian Anderson (2)	62	Director ***	May 24, 2011
Dr. Joseph Camardo (2), (3)	61	Director ***	April 1, 2011
Dr. Michael Imperiale (2), (3)	53	Director ***	April 25, 2011
Andrius Pranskevicius (1)	34	Director *	April 1, 2011

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

Section 16(a) beneficial reporting compliance

No person who, during the fiscal year ended December 31, 2011, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Exchange Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year except that (i) Steve Urbanski filed an untimely Form 4 on November 21, 2013 (for an event occurring on November 18, 2013); (ii) Brian Anderson filed an untimely Form 4 on May 23, 2013 (for an event occurring on April 12, 2013), an untimely Form 4 on December 17, 2013 (for events occurring on July 30, 2013, and October 15, 2013), , an untimely Form 4 on January 7, 2014 (for events occurring on December 18, 2013, December 23, 2013 and December 31, 2013) and an untimely Form4 on April 2, 2014 (for an event occurring on October 16, 2013); (iii) Dr. Michael Imperiale filed an untimely Form 4 on May 20, 2013 (for an event occurring on April 12, 2013) and a Form 5 on January 10, 2014 (for events occurring on June 25, 2013, July 30, 2013, October 15, 2013, December 18, 2013, December 23, 2013 and December 31, 2013; (iv) Brian Ettinger filed an untimely Form 4 on August 13, 2013 (for events occurring on April 12, 2013 and July 30, 2013), an untimely Form 4 on December 18, 2013 (for an event occurring on October 15, 2013), an untimely Form 4 on January 6, 2014 (for events occurring on December 18, 2013, December 23, 2013 and December 31, 2013) and an untimely Form 4 on April 2, 2014 (for an event occurring on October 16, 2013); (v) Dr. Joseph Camardo filed an untimely Form 4 on April 25, 2013 (for an event occurring on April 12, 2013), an untimely Form 4 on December 18, 2013 (for events occurring on July 30, 2013 and October 15, 2013), an untimely Form 4 on December 24, 2013 (for an event occurring on December 18, 2013), an untimely Form 4 on January 6, 2014 (for events occurring on December 23, 2013 and December 31, 2013) and an untimely Form 4 on April 3, 2014 (for an event occurring on October 16, 2013); (vi) Andrius Pranskevicius filed an untimely Form 4 on May 1, 2013 (for an event occurring on April 12, 2013), an untimely Form 4 on August 6, 2013 (for an event occurring on July 30, 2013), an untimely Form 4 on November 15, 2013 (for an event occurring on October 16, 2013), an untimely Form 4 on December 23, 2013 (for an event occurring on October 15, 2013) and an untimely Form 4 on January 7, 2014 (for events occurring on December 18, 2013, December 23, 2013 and December 31, 2013); and (vii) Robert Schneiderman filed an untimely Form 4 on September 13, 2013 (for an event occurring on September 10, 2013), an untimely Form 4 on September 13, 2013 (for an event occurring on September 10, 2013), an untimely Form 4 on December 13, 2013 (for an event occurring on October 15, 2013) and an untimely Form 4 on December 24, 2013 (for events occurring on October 11, 2013, November 27, 2013, December 9, 2013 and December 18, 2013). The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year.

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

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2013, and 2012 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Schneiderman	2013	$120,000	–	$–		–	–	$120,000
Chief Executive Officer	2012	$100,000	–	$20,000	(1)	–	–	$120,000

Jeffrey Andrews (2)	2013	$178,000	–	$–		–	–	$178,000
Chief Financial Officer	2012	$180,000	–	$–		–	$–	$180,000

(1)	Consists of 114,288 shares of common stock valued at $20,000 that we issued to Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, for payment of Mr. Schneiderman’s salary in lieu of a cash compensation payments for services rendered during the year ended December 31, 2012.

Employment Agreements

We do not have any employment agreements with any of our executive officers. We expect that Messrs. Schneiderman and Andrews will enter into employment agreements with us by the end of 2014. In connection with our sale of shares of Series A Preferred Stock, our Chief Executive Officer and Chief Financial Officer each entered into a restrictive covenant agreement. Under this agreement, these officers are subject to a five year non-compete and non-solicitation provision. They are also subject to a confidentiality provision. Lastly, under the restrictive covenant agreement, these officers assigned to us any and all inventions, developments and improvements developed by them and which are within the scope of our business (regardless of where and when invented, developed or improved). Each of our executive officers works on a full time basis.

Outstanding Equity Awards at Year End

We currently do not have any equity compensation plans. Except for 5,000,000 shares of our common stock we granted to our Chief Financial Officer, Jeffrey Andrews, in connection with his hiring and the stock awards we granted to our outside directors for their attendance at board and committee meetings and stock options granted to directors for their service on the board, we have not made any equity awards to any of our officers or directors. We do not have any outstanding options or other forms of equity compensation.

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

Director Compensation

In June 2011, upon recommendation of the Compensation Committee of the board of directors, our board approved a compensation plan for our outside, or non-employee, directors. Each outside director would receive 100,000 shares of restricted common stock for joining our board (effective retroactively for all directors). Outside Directors will receive $1,000 and 4,000 shares of restricted common stock for each board meeting attended (in person or by telephonic means). Additionally, each outside director who is a member of a committee will receive 4,000 shares of restricted stock for each committee meeting attended (in person or by telephonic means). In addition to the foregoing stock grants and cash payments, our board approved a plan that would grant the following options to directors: (i) an annual grant of a stock option exercisable to purchase 100,000 shares of common stock for their annual service on the board and (ii) a grant of a stock option exercisable to purchase 10,000 shares of common stock for attendance at a board meeting and (iii) a grant of a stock option exercisable to purchase 5,000 shares of common stock for attendance at a committee meeting. The options will be exercisable for three (3) years and have an exercise price equal to 110% of the closing price of our common stock on the date of grant. Our board of directors is required to meet four (4) times a year. Our audit committee will meet at least four (4) times a year, and the Compensation Committee and the Nominating Committee will each meet at least twice a year.

Name	Fees earned or paid in cash ($)		Stock Awards ($)		Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Brian Ettinger	$4,000	(1)	$6,040	(1)	52,078	(1)	–	–	–	$62,118
Brian Anderson	$4,000	(2)	$7,360	(2)	39,183	(2)	–	–	–	$50,143
Dr. Joseph Camardo	$4,000	(3)	$8,400	(3)	39,183	(3)	–	–	–	$51,583
Dr. Michael Imperiale	$4,000	(4)	$8,400	(4)	39,183	(4)	–	–	–	$51,583
Andrius Pranskevicius	$4,000	(5)	$5,000	(5)	39,183	(5)	–	–	–	$48,183
Robert Schneiderman	--		--		37,922	(6)				$37,922

(1)	Consists of $4,000 paid in cash for board meetings attended during 2013,24,000 shares of common stock for attendance at board and committee meetings during 2013 and options exercisable to purchase 425,000 shares of common stock.
(2)	Consists of $4,000 paid in cash for board meetings attended during 2013, 28,000 shares of common stock for attendance at board and committee meetings during 2013 and options exercisable to purchase 320,000 shares of common stock.
(3)	Consists of $4,000 paid in cash for board meetings attended during 2013, 32,000 shares of common stock for attendance at board and committee meetings during 2013 and options exercisable to purchase 320,000 shares of common stock.
(4)	Consists of $4,000 paid in cash for board meetings attended during 2013, 32,000 shares of common stock for attendance at board and committee meetings during 2013 and options exercisable to purchase 320,000 shares of common stock.
(5)	Consists of $4,000 paid in cash for board meetings attended during 2013, 20,000 shares of common stock for attendance at board and committee meetings during 2013 and options exercisable to purchase 320,000 shares of common stock.
(6)	Consists of options exercisable to purchase 310,000 shares of common stock.

For the year ended December 31, 2013, we issued 136,000 shares of common stock to our outside directors for the compensation as outlined above, which was valued at $35,200, and options exercisable to purchase 2,015,000 shares of common stock, which was valued at $246,731.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 8, 2014, certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

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

Name and Address(1)	Shares of Common Stock Beneficially Owned		Percent of Common Stock (2)

Robert Schneiderman	18,882,663	(3)	15.0%
Steve Urbanski 503 Summit Court Virginia Beach, VA 23462	18,972,850		15.1%
Jeffrey Andrews	3,930,000	(4)	3.1%
Brian Ettinger	597,000	(5)	*
Brian Anderson	404,000	(6)	*
Dr. Michael Imperiale	360,000	(7)	*
Andrius Pranskevicius	6,468,504	(8)	4.9%
Dr. Joseph Camardo	516,000	(9)	*
All executive officers and directors as a group (7 persons)	31,143,167	(10)	23.3%

*	Less than 1%.
(1)	The address for each named person, other than Mr. Steve Urbanski,, is c/o ScripsAmerica, Inc., Corporate Office Centre Tysons II, 1650 Tysons Boulevard, Suite 1580, Tysons Corner, VA 22102.
(2)	For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (a) 125,610,436 shares of our common stock outstanding as of April 8, 2014 and (b) the number of shares of our common stock that such person has the right to acquire within 60 days after April 8, 2014.
(3)	Includes 314,292 shares of common stock held by Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, which shares were issued in lieu of cash salary paid to Mr. Schneiderman, 283,371 shares held by Mr. Schneiderman’s wife and 325,000 shares of common stock issuable upon the exercise of stock options held by Mr. Schneiderman.
(4)	Includes 150,000 shares held by Mr. Andrews’ wife.
(5)	Includes 425,000 shares of common stock issuable upon the exercise of stock options held by Mr. Ettinger.
(6)	Includes 320,000 shares of common stock issuable upon the exercise of stock options held by Mr. Anderson.
(7)	Includes 320,000 shares of common stock issuable upon the exercise of stock options held by Dr. Imperiale.
(8)	Includes (a) 5,980,504 shares of common stock issuable upon the conversion of 2,990,252 shares of Series A Preferred Stock held by Development 72, LLC, a limited liability company owned by Mr. Pranskevicius, who is a member of our board of directors by virtue of being nominated to the board by the Series A Preferred Stock pursuant to our amended and restated articles of incorporation, (b) 168,000 shares of common stock issued to Mr. Pranskevicius as compensation for his service on our board of directors and (c) 320,000 shares of common stock issuable upon the exercise of stock options issued to Mr. Pranskevicius as compensation for his service on our board of directors.

(9)	Includes 320,000 shares of common stock issuable upon the exercise of stock options held by Dr. Camardo.
(10)	Includes 2,015,000 shares of common stock issuable upon the exercise of stock options held by the directors and 5,980,504 shares of common stock issuable upon the conversion of 2,990,252 shares of Series A Preferred Stock held by Development 72, LLC, a limited liability company owned by Mr. Pranskevicius, who is a member of our board of directors by virtue of being nominated to the board by the Series A Preferred Stock pursuant to our amended and restated articles of incorporation.

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

The following is a summary of the fees billed to us by Friedman LLP for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit Fees	$110,000	$75,367
Audit Related Fees	6,500	62,805
Tax Fees		–
All Other Fees		–

Total Fees	$116,500	$138,172

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by Friedman LLP in connection with statutory and regulatory filings or engagements in fiscal 2013 and 2012.

Audit Related Fees. Consists of fees billed for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services were provided by Rosenberg Rich Baker Berman & Company in connection with a registration statement and SEC reports we filed in 2013 and 2012.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Board has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm. The policy provides for pre-approval by the Board of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Board must approve the permitted service before the independent registered public accounting firm is engaged to perform it. All of the services performed by our independent registered public accounting firm during 2013 and 2012 were pre-approved by the Board of Directors.

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report.

1.	List of Financial Statements.

The following financial statements of ScripsAmerica, Inc. and Report of Friedman LLP, Independent Registered Public Accounting Firm, are included in this report:

•	Report of Friedman LLP, Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets at December 31, 2013 and 2012

•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

2.	List of all Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits required by Item 601 of Regulation S-K. The following exhibits are filed as a part of, or incorporated by reference into, this Report:

EXHIBIT NUMBER	DESCRIPTION
3.1#	Amended and Restated Certificate of Incorporation.
3.2#	By-Laws.
5.1@	Opinion of Fox Law Offices, P.A.
10.1 ^^	Series A Preferred Stock Purchase Agreement, dated as of April 1, 2011, by and between ScripsAmerica, Inc. and Development 72, LLC.
10.2#	Investors’ Rights Agreement, dated as of April 1, 2011, by and between ScripsAmerica, Inc. and Development 72, LLC.
10.3#	Right of First Refusal and Co-Sale Agreement, dated as of April 1, 2011, by and among ScripsAmerica, Inc., Development 72, LLC, Robert Schneiderman, Jeffrey Andrews and Steve Urbanski.
10.4#	Form of Indemnification Agreement by and between ScripsAmerica and each member of its board of directors.
10.5#	Form of Restrictive Covenant Agreement by and between ScripsAmerica and each of its officers and directors.
10.6	Securities Purchase Agreement, dated as of November 4, 2013, by and between the Registrant and Seaside 88, L.P. (previously filed as Exhibit 10.1 to Form 8-K, dated November 4, 2013, filed on November 7, 2013 and incorporated herein by reference)
10.7#	Form of Private Placement Subscription Agreement.
10.8#	Form of Promissory Note.
10.9@	Consulting Agreement, dated April 1, 2011, by and between Artemis and ScripsAmerica.
10.10@	Services Agreement, dated November 23, 2010, by and between Clementi & Associates Ltd. and ScripsAmerica.
10.11#	Factoring and Security Agreement with United Capital Factoring.
10.12#	Form of Regulation S Subscription Agreement (April 2011).
10.13#	Form of Regulation S Subscription Agreement (May 2011).
10.14*	Agreement, made on September 6, 2013, by and between ScripsAmerica, Inc. and Marlex Pharmaceuticals, Inc. Sarav A. Patel and Samir Patel
10.15@	Independent Consulting Agreement, made June 6, 2011, by and between ScripsAmerica and Lincoln Associates, Inc.
10.16	Loan Agreement, dated as of August 15, 2012, by and between the registrant and Development 72, LLC (previously filed as Exhibit 10.1 to Form 8-K, dated August 15, 2012, filed on August 16, 2012 and incorporated herein by reference).
10.17	Term Promissory Note made by registrant in favor of Development 72, LLC (previously filed as Exhibit 10.2 to Form 8-K, dated August 15, 2012, filed on August 16, 2012 and incorporated herein by reference).
10.18	Master Agreement, made on November 7, 2013 but retroactively effective as of November 1, 2013, by and between the Registrant and Wholesale Rx, Inc. (previously filed as Exhibit 10.1 to Form 8-K, dated November 8, 2013, filed on November 14, 2013 and incorporated herein by reference).
10.19*	Settlement Agreement, made on January 14, 2014, by and among ScripsAmerica, Inc., Steve Urbanski, GEM Global Yield Fund Limited, 590 Partners, LLC and The GEM Group.
10.20*	Form of Warrant
10.21	Purchase Agreement, made as of September 30, 2013 by and among P.I.M.D. International, LLC, Vanessa Gonzalez and the Registrant (previously filed as Exhibit 10.1 to Form 8-K, dated October 18, 2013, filed on October 24, 2013 and incorporated herein by reference).
10.22*	Sourcing and Marketing Agreement, made on March 15, 2014, by and between ScripsAmerica, Inc. and P.I.M.D. International, LLC.
10.23*	Promissory Note, dated October 1, 2013, made by Implex Corporation in favor of ScripsAmerica, Inc.
10.24*	Business Management Agreement, made as of February 7, 2014, by and among ScripsAmerica, Inc., Main Avenue Pharmacy and Implex Corporation.
10.25*	Worldwide Licensing Agreement, dated January 27, 2014, by and between ScripsAmerica, Inc. and Global Pharma Hub, Inc.

10.26*	Canada License Agreement by and among Global Pharma Hub, Inc., Sheen Boom Investments, Ltd., Jetsaw Pharmaceutical, Inc. and ScripsAmerica, Inc.
14.1#	ScripsAmerica Code of Conduct.
31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Section 906 Certification of Principal Executive Officer - Certification of Compliance to Sarbanes-Oxley.
32.2*	Section 906 Certification of Principal Financial Officer - Certification of Compliance to Sarbanes-Oxley.
99.1*	Temporary Hardship Exemption
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith

**	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

#	Previously filed with the registration statement on Form S-1, SEC File No. 333-174831, filed on June 10, 2011 and incorporated herein by reference.

@	Previously filed with the amendment no. 1 to the registration statement on Form S-1, SEC File No. 333-174831, filed on August 23, 2011 and incorporated herein by reference.

^^	Previously filed with the amendment no. 2 to the registration statement on Form S-1, SEC File No. 333-174831, filed on September 26, 2011 and incorporated herein by reference.

+++	Previously filed with the amendment no. 3 to the registration statement on Form S-1, SEC File No. 333-174831, filed on October 20, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 15, 2014 by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.

/s/ Robert Schneiderman
Robert Schneiderman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Schneiderman	Chief Executive Officer and Director	April 15, 2014
Robert Schneiderman	(Principal Executive Officer)

/s/ Jeffrey Andrews	Chief Financial Officer	April 15, 2014
Jeffrey Andrews	(Principal Financial and Accounting Officer)

/s/ Brian Ettinger	Chairman of the Board and Director	April 15, 2014
Brian Ettinger

/s/ Brian Anderson	Director	April 15, 2014
Brian Anderson

/s/ Joseph Camardo	Director	April 15, 2014
Joseph Camardo

/s/ Michael Imperiale	Director	April 15, 2014
Michael Imperiale

/s/ Andrius Pranskevicius	Director	April 15, 2014
Andrius Pranskevicius

