Form 10-K/A
period 2013-12-31
ScripsAmerica, Inc.
filed 2014-04-22
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

Documents Incorporated by Reference:            None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on April 15, 2014.

2

PART II - OTHER INFORMATION

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

3

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.

Dated: April 22, 2014	By: /s/ Robert Schneiderman
Robert Schneiderman, Chief Executive Officer

4