Form 10-Q
period 2014-03-31
ScripsAmerica, Inc.
filed 2014-05-20
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

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

Yes ☐  No ☒

As of May 20, 2014, the registrant had 128,162,411 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCRIPSAMERICA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$278,980	$47,293
Accounts receivable trade, net	459,442	–
Receivable - contract packager, net of allowance of $217,683 and $408,150, respectively	1,084,560	1,088,598
Receivable - related party	108,999	24,223
Inventory	12,844	–
Prepaid expenses and other current assets	328,548	329,673

Total Current Assets	2,273,373	1,489,787

Property and Equipment	52,169	–

Other Assets
Equity Investments	278,265	276,956
Intangible assets	550,000	–
Other Assets	14,720	14,720
	842,985	291,676

TOTAL ASSETS	$3,168,527	$1,781,463

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credit	$–	$99,222
Accounts payable and accrued expenses	625,707	226,570
Purchase order financing - related party	1,032,192	1,037,494
Term loans payable	345,312	–
Term loan payable - related party	50,000
Royalty payable	4,050	–
Royalty payable - related party	5,509	5,302
Stock to be issued	11,445	273,947
Convertible notes payable - related parties	112,776	–
Current portion of long-term debt - related party	125,307	122,529
Convertible notes payable - net of discount $99,753 and $259,396 respectively	526,312	289,839
Derivative liability	327,330	1,133,393

Total Current Liabilities	3,165,940	3,188,296

Non-Current Liabilities
Preferred stock dividends payable	208,600	187,740
Convertible notes payable - related parties	–	120,738
Convertible notes payable - net of discounts $0 and $168,273 respectively	229,750	628,795
Long-term debt, less current portion - related party	197,899	230,287
Total Non-Current Liabilities	636,249	1,167,560

Total Liabilities	3,802,189	4,355,856

Commitments and Contingencies

Series A Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding	1,043,000	1,043,000

Stockholders' Deficit
Common stock - $0.001 par value; 150,000,000 shares authorized; 124,088,283 and 91,792,839 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	124,089	91,794
Additional paid-in capital	13,347,770	10,046,457
Accumulated deficit	(14,843,318)	(13,609,078)
	.	.
Total Stockholders' Deficit of ScripsAmerica, Inc.	(1,371,459)	(3,470,827)

Deficit Attributed to Noncontrolling interest	(305,203)	(146,566)

Total Stockholders' Deficit	(1,676,662)	(3,617,393)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,168,527	$1,781,463

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months Ended March 31,
	2014	2013
Net revenues
Product revenues, net	$617,133	$150,500
Revenues net, from contract packager	123,702	136,874
Commission fees - related party	83,024	–
Total net revenues	823,859	287,374

Cost of Goods Sold
Product	109,129	210,540
Royalty expense	117,060	87,500
	226,189	298,040

Gross Profit	597,670	(10,666)

Selling, General and Administrative Expenses	597,058	434,002

Selling, General and Administrative Expenses share-based compensation issued for services	214,171	195,600

Total Operating Expenses	811,229	629,602

Loss from Operations	(213,559)	(640,268)

Other Income (Expenses), net
Interest expense	(82,923)	(83,142)
Financing costs	(813,394)	–
Loss on revaluation of derivatives	(512,790)	(6,864)
Amortization of debt discount	(93,335)	(41,083)
Gain on extinguishment of debt	456,912	51,225
Income from equity investments	1,309	–
	(1,044,221)	(79,864)

Loss Before Provision for Income taxes	(1,257,780)	(720,132)

Provision for tax Expense	–	–

Net Loss	(1,257,780)	(720,132)

Loss attributed to noncontrolling interest	(44,400)	–

Net Loss Attributable to ScripsAmerica, Inc.	(1,213,380)	(720,132)

Preferred Stock Dividend	(20,860)	(20,860)

Net Loss Attributable to Common Shareholders	$(1,234,240)	$(740,992)

Loss Per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Basic and Diluted	108,380,842	57,631,739

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statement of Changes in Stockholders' Deficit

For the three months ended March 31, 2014 and year ended December 31, 2013

	Common Stock		Additional Paid-In	Retained Earnings	Stockholders Deficit	Deficit	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	ScripsAmerica	Noncontrolling	Deficit
Balance - January 1, 2014	91,792,839	$91,794	$10,046,457	$(13,609,078)	$(3,470,827)	$(146,566)	$(3,617,393)

Common stock issued for cash	20,860,073	20,860	1,182,587	–	1,203,447	–	1,203,447
Common stock issued for services - Directors	32,000	32	2,848	–	2,880	–	2,880
Common stock issued for conversion of Convertible Notes payable	6,622,504	6,623	950,494	–	957,117	–	957,117
Common stock issued for services - non employees	1,699,334	1,699	206,221	–	207,920	–	207,920
Common stock issued for royalty payment	453,703	454	56,099	–	56,553	–	56,553
Common stock issued for debt financing charges	1,740,550	1,740	222,281	–	224,021	–	224,021
Common stock issued in settlement agreement	887,280	887	124,494	–	125,381	–	125,381
Dividends for convertible preferred stock	–	–	–	(20,860)	(20,860)	–	(20,860)
Common stock options issued for services - Directors	–	–	3,971	–	3,971	–	3,971
Common stock warrants issued for financing costs	–	–	552,318	–	552,318	–	552,318
Distribution taken from noncontrolling interest	–	–	–	–	–	(114,237)	(114,237)
Net Loss	–	–	–	(1,213,380)	(1,213,380)	(44,400)	(1,257,780)
Balance - March 31, 2014	124,088,283	$124,089	$13,347,770	$(14,843,318)	$(1,371,459)	$(305,203)	$(1,676,662)

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months end March 31,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(1,257,780)	$(720,132)
Adjustments to reconcile net loss to net cash used by operating activities:
Income from equity method investee	(1,309)	–
Amortization of discount on convertible notes payable	93,335	45,387
Amortization of loan fees	8,000	4,322
Common stock issued for services	158,800	125,175
Common stock issued for payment of royalty fees	56,553	87,500
Common stock issued for finance fees	66,000	–
Options issued for services - Directors	3,971	–
Warrants issued for settlement fee	552,318	–
Change in derivative liability	512,790	6,864
Reserve on receivable - Contract packager	–	174,000
Gain on extinguishment of debt	(456,912)	(51,225)
Allowance for chargebacks	–	(45,978)

Change in operating assets and liabilities
Accounts receivable - trade	(459,442)	186,551
Accounts receivable - related party	(59,801)	–
Receivable - Contract packager	4,037	68,510
Prepaid expenses and other current assets	(23,849)	51,162
Inventory	(12,844)	–
Accounts payable and accrued expenses	346,791	25,206
Cash used in operating activities	(469,342)	(42,658)

Cash Flows from Investing Activities
Acquisition of business	(175,000)	–
Purchase of property and equipment	(52,169)	–

Cash provided by investing activities	(227,169)	–

Cash Flows from Financing Activities
(Repayments)/Proceeds under bank line of credit, net	(99,222)	37,207
Proceeds from Issuance of common stock	1,277,902	110,000
Proceeds from term loan, net	87,313	–
Proceeds from convertible notes payable	73,620	210,300
Payments on note payable - related party	(7,962)	–
Proceeds from PO financing from related party, net	(603)	(65,697)
Payments to factor, net	–	(141,725)
Payments on convertible notes payable	(259,003)	(90,561)
Payments on note payable - related party	(29,610)	(27,070)
Payments to members of noncontrolling interest	(114,237)	–

Cash provided by financing activities	928,198	32,454

Net Increase (Decrease) in Cash	231,687	(10,204)

Cash - Beginning of Period	47,293	13,513

Cash - End of Period	$278,980	$3,309

Supplemental Disclosures of Cash Flow Information	–
Cash Paid:
Interest	$35,490	$34,128
Noncash financing and investing activities:
Accrued Preferred Dividend payable	20,860	20,860
Assets aquired in Business Combination	300,000	–
Debt incurred to Finance Main Ave Pharmacy	(300,000)	–

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

1 -	Organization and Business

The accompanying financial statements reflect financial information of ScripsAmerica, Inc. (the “Company” or “ScripsAmerica” or “we” or “our”).

ScripsAmerica, Inc. was incorporated in the State of Delaware on May 12, 2008. Since our inception, ScripsAmerica’s business model has evolved significantly. Through March 2013, and to a lesser extent into early 2014, the Company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through major pharmaceutical distributors in North America. The end users included retail, hospitals, long-term care facilities and government and home care agencies. The majority of the Company’s revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other major pharmaceutical distributors.

However, we had no exclusive contract with McKesson and the Company’s other pharmaceutical distributors to utilize our services and our margins became compressed. As a result, in 2013 the business of providing these pharmaceutical distribution services were curtailed and we are now primarily focused on generating revenue through (1) the marketing, sale and distribution of our RapiMed® products, (2) our services to the independent pharmacy distribution business and (3) our entry into the specialty pharmacy business. Specifically, we have developed a branded OTC product called “RapiMed” (www.rapimeds.com), which is a children’s pain reliever and fever reducer which is in the process of being launched in China though our joint venture entity Global Pharma Hub, and which we hope to launch in retail outlets in North America sometime in 2014. We have also entered into agreements with third parties pursuant to which we receive fees based on a formula tied to the gross profit on sales of pharmaceutical products to independent pharmacies by such third parties. Lastly, in February 2014 we entered into an agreement with a New Jersey pharmacy that specializes in topical pain creams, and since we will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy, Inc.

The accompanying unaudited interim condensed consolidated financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements of ScripsAmerica, Inc. and related notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2013 filed with the SEC on April 15, 2014. Certain information and note disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2 -	Liquidity, Business Risk and Going concern

At March 31, 2014, the Company had approximately $279,000 in cash and has continued to incurr losses from operations. Our accumulated deficit is approximately $14.8 million (at March 31, 2014). After taking into consideration our 2014 interim results to date and current projections for the remainder of 2014, management believes that the Company’s cash flow from operations, coupled with recent financings, are not sufficient to support the working capital requirements, debt service, applicable debt maturity requirements, and operating expenses through March 31, 2015.  The Company’s ability to continue as a going concern is highly dependent upon management’s ability to (i) re-establish its business model and equal or exceed its planned operating cash flows, (ii) maintain continued availability on its line of credit and (iii) obtain additional financing or capital to fund its debt service obligations coming due and its operating expenses.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

Our auditors raised substantial doubt about the Company’s ability to continue as a going concern in their audit report on our 2013 consolidated financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although the Company has successfully obtained various funding and financing in the past, future financing and funding options cannot be expected based on past results.

We completed the development of a children’s pain relief rapid orally disintegrating 80 mg and 160 mg tablets. In January 2014, the Company formed a joint venture entity, Global Pharma Hub, Inc., for the licensing, marketing and distribution of our pediatric RapiMed® acetaminophen in foreign markets, with the initial market target in China. On March 10, 2014, we received a $200,000 purchase order for our children’s pain relief rapid orally disintegrating 80mg tablets from Global Pharma Hub for the China markets. As of May 20, 2014, no shipments have been made and we do not expect to make any shipments until sometime in the third quarter of 2014. However, we estimate that we will need approximately $1.5 million of incremental funding to launch RapiMed® products in the United States. The funding for launching the rapid orally disintegrating products in the U.S. is expected to come from the sale of equity securities and/or debt financing.  However, such financing has not yet been secured.

3 -	Summary of Significant Accounting Policies

A summary of significant accounting policies follows:

a.     Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments which is considered to be a Variable Interest Entity (VIE) the Company would be considered the primary beneficiary of the VIE as it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Investments in entities in which the Company does not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence are accounted for using the cost method. Our equity investment is classified in “Equity Investments” on the balance sheet.

b.     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.     Revenue Recognition – Product revenue associated with our pharmaceutical distribution services and our specialty pharmacy business is recognized when product is shipped from a contract packager or our pharmacy to our customers’ warehouses or directly to a patient, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

We also recognize revenue from our contract packager on a net basis according to ASC 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our statement of operations. These sales transactions relate to a contract that a Contract Packager has obtained with a government agency. The revenue is reported in a separate line in the statement of operations as “Revenues net, from contract packager”, and the gross sales are reduced by the cost of sales fees from our Contract Packager.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

Commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. Per our agreement with our pharmaceutical partner, the Company will earn a 14% commission on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies

d.     Accounts Receivable Trade, net – Accounts receivable are stated at estimated net realizable value. These receivables are from our specialty pharmacy, in which we only ship prescription products to patients upon payment approval by the patients’ insurance company. Payments are usually received with 30 days of product being shipped. As of March 31, 2014 and December 31, 2013, no allowance for doubtful accounts was deemed necessary.

e.     Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Maintenance costs that do not significantly extend the useful lives of the respective assets and repair costs are charged to operating expense as incurred.

f.     Intangible assets – The Company amortizes the cost of other intangibles over their useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value as required.

g.     Receivable – Contract Packager– The Company has receivables from Marlex Pharmaceuticals, Inc. (“Contract Packager”), in the amount of $1,084,560 and $1,088,598 at March 31, 2014 and December 31, 2013, respectively. This receivable consists of purchase order (PO) financing, revenue earned for U.S. government sales and monthly payments due under the settlement agreement entered into on September 6, 2013. Under the September 6, 2013 settlement agreement, the Company is entitled to recover $408,150 of these receivables of which $190,473 has been recovered as of March 31, 2014. Consequently, the reserved amount has been offset for this recovery. Since collectability is still not certain on the remaining receivable, we have fully reserved it as of March 31, 2014 and December 31, 2013.

h.     Receivable – related party – WholesaleRx, our pharmaceutical partner in which we have a 14% investment, is an entity from which we recognize commission fees when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The receivable consists of PO financing, and revenue earned for commission sales agreement entered into in November 1, 2013. No reserve for un-collectability has been made due to short history and no prior bad debts.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

k.     Derivative Financial Instruments – Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying values (e.g. interest rate, security price or other variable) that require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are, initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments. These contracts require evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value.

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

l.     Fair Value Measurements – The Company follows the provision of ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date) and provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

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

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, obligation due factor, and notes payable approximate their fair values due to their short-term maturities. The carrying value of the Company’s investments approximate fair value because the investments were made in 2013 and the carrying value includes the Company’s share of the investee’s earnings from the date of acquisition. (See Note 5.) The carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 10 for fair value of derivative liabilities.

m.     Advertising Expenses – The Company expenses advertising costs as incurred. The Company incurred advertising expenses in the amount of $26,259 and $44,796 for the three month period ended March 31, 2014 and 2013, respectively.

o.     Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. As of March 31, 2014 and December 31, 2013, the Company issued 5,065,000 and 5,015,000, respectively for employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model. See Note 11 for fair value of these employee stock options.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees, the fair value at the grant date is used to value the expense.

In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,
•	the expected term of the option or warrant,
•	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,
•	the expected volatility of our common stock,
•	expected dividends on our common stock (although we do not anticipate paying dividends in the foreseeable future),
•	the risk free interest rate for the expected option or warrant term, and
•	the expected forfeiture rate.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

q.     Earnings (Loss) Per Share – Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of March 31, 2014, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares of common stock, warrants convertible into 5,228,572 shares, options convertible into 5,090,000 shares and notes payable convertible into 8,148,206 shares of common stock.

r.     Reclassification – Certain reclassifications have been made to the 2013 financial statements to conform to the interim 2014 condensed financial statements presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

s.     Recent Accounting Pronouncements – Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements

4 -	Revenues net, from contract packager and commission fees

The Company had a Joint Operating Agreement with the Contract Packager, which was superseded by an agreement entered into on September 6, 2013. Under this September 6th agreement the Company is entitled to receive a percentage of the Contract Packager’s profit, as defined, net of financing charges and royalties. Since we are not deemed to be the principal in these sales transactions we do not report these sales transactions on a gross basis in our condensed statements of operations. The revenue is reported separately in the condensed statements of operations as “Revenues net, from contract packager”. The gross sales and cost of sales from this U.S. government contacts were:

	March 31,
	2014	2013

Sales from U.S. government contract	$3,687,222	$1,955,345
Cost on U.S. government, per agreement	3,563,520	1,818,471
Revenues net, from contract packager	$123,702	$136,874

In August 2013, we entered into an agreement with a pharmaceutical partner (Wholesale Rx) which began shipping generic pharmaceutical and OTC products to independent pharmacies. Under this agreement, amended on November 1, 2013 we receive a commission of 14% on gross margins of pharmaceutical products sold. For the three month period ended March 31, 2014, this commission structure generated commission revenue of $83,024.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

5 -	Investments

WholesaleRx

As of March 31, 2014, the Company has a 14% non-controlling ownership interest in WholesaleRx, Inc., which represents over 700 such independent pharmacy operations and is DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable realization issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances).

Per the November 1, 2013 agreement the Company agreed to make an equity investment of $400,000 for 12,000 shares, which will represent a 20% ownership interest in WholesaleRx. and to provide purchase order financing, WholesaleRx will pay the Company, on or before the 15th calendar day of each month, 14% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 14% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid. The subscription amount is to be paid in three installments, $150,000 upon execution of the agreement, $125,000 on December 31, 2013 which was paid in January 2014 and $125,000 on February 15, 2014, which has not been made as of May 20, 2014. As a result of the payment of the two installments, the Company currently has a 14% ownership interest in WholesaleRx as of March 31, 2014.

This investment is accounted for under the equity method because the Company exercises significant influence but does not exercise control. Our initial investment of $275,000 was increased for the equity earnings of our 14% interest from the date of initial investment to March 31, 2014 to a total of $278,265. WholesaleRx’s unaudited financial information as of March 31, 2014 and December 31, 2013 is as follows:

	As of March 31, 2014	As of December 31, 2013

Current assets	$261,000	$137,000
Total assets	$339,000	$176,000
Liabilities	$186,000	$19,000
Stockholders' Equity	$153,000	$157,000

P.I.M.D International, LLC

The Company is the primary beneficiary of P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida, which is considered to be a Variable Interest Entity (VIE). Our determination that PIMD is a variable interest entity (VIE) was based on the fact that PIMD’s equity at risk is insufficient to finance its activities. The Company would be considered the primary beneficiary of the VIE as it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. ScripsAmerica receives a majority of PIMD’s expected profits and losses. We also will provide the primary financing for inventory purchases through related parties.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

The assets and liabilities and revenues and expenses of PIMD have been included in the accompanying consolidated financial statements. At November 1, 2013, PIMD’s beginning capital was $41,000 and they had accumulated deficit of $49,607. During 2014 the non-controlling interest in PIMD made a distribution of $114,237, and in 2013 made a distribution of $119,650 to the shareholders of PIMD making the total equity attributed to non-controlling interest to be a deficit of $305,203.

Details of the loan agreement are as follows: In December, 2013, the Company revised an October 2013 purchase agreement to acquire 90% of the Membership Units in PIMD. Although founded approximately 4 years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that the Company obtain the necessary licenses from Florida (and from the DEA) for the ownership of a drug distribution company like PIMD. However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to change the structure of the relationship. Accordingly, the original purchase agreement was cancelled and voided. The funds already advanced by ScripsAmerica to PIMD were converted to a loan and the relationship between PIMD and ScripsAmerica became a Sourcing and Marketing Agreement. Implex Corporation, owned by the Company’s legal counsel, who is a Florida resident, has stepped in to assist with any licensing issues. The Company believes that if licensing is required it will be that of Implex, based in Florida and with a Florida owner.

Under this Sourcing and Marketing Agreement, which the Company entered into with PIMD in December 2013, the Company will help PIMD to secure (1) advantageous sources of drugs and (2) marketing and sales assistance in selling the drugs. For these services, the Company will receive a “Sourcing and Marketing Fee” which is 45% of the “Calculated Basis” to be calculated under a formula in the Sourcing and Marketing Agreement. PIMD had no significant sales in first quarter 2014.

PIMD unaudited financial information as of March 31, 2014 and December 31, 2013 is as follows:

	As of March 31, 2014	As of December 31, 2013

Current assets	$16,000	$31,000
Total assets	$68,000	$31,000
Liabilities	$373,000	$177,000
Stockholders' Equity	$(305,000)	$(146,000)

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

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

6 -	Business Combination and Intangible Assets

On January 29, 2014, Implex Corporation, which is owned by our legal counsel and related party, Richard C. Fox, entered into a stock purchase agreement to acquire from its owner the specialty pharmacy Main Avenue Pharmacy, Inc.(“MAvP” or “Main Avenue Pharmacy”), located in Clifton, New Jersey, for $550,000. The purchase price will be paid in installments and the shares will be held by an escrow agent until the final payment is made. Under the purchase agreement, the final payment is to be made on July 11, 2014 (unless extended by the parties). Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy, Inc.

Under the purchase agreement with the owner of Main Avenue Pharmacy, Implex acquired the workforce (3 employees) and the applicable state pharmacy licenses but the purchase did not include cash, receivables or any existing customer lists of the owner. It also excluded any existing liabilities prior to January 29, 2014. The total purchase price of $550,000 was preliminarily allocated to intangible assets based on the estimated fair value of intangible assets. The Company is currently in the process of obtaining an independent valuation and upon completion, the purchase price will be allocated to the identifiable assets acquired which may require modification to the preliminary allocation. Excess purchase consideration, if any, will be allocated to goodwill. All other tangible assets acquired had no significant fair value. The preliminary allocation assumes the intangible assets are indefinite lived. This estimate may be modified upon the completion of the independent valuation. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value as required.

The payment of the purchase price of $550,000 is as follows: The initial installment payment of $475,000 was made via a $175,000 payment directly from ScripsAmerica on Implex’s behalf and $300,000 in borrowings obtained by Implex, $250,000 from a current stockholder and $50,000 from a related party (See note 9 for note details). A $60,000 installment payment will be made in second quarter 2014 and the final payment of $15,000 is to be made on July 11, 2014 (unless extended by the parties). This $75,000 of payments to be made has been accrued in the accrued liabilities in the condensed consolidated balance sheet as of March 31, 2014. MAvP is specialty pharmacy which is license to prepare and fill prescription via a topical cream format versus pill format. MAvP was basically a dormant business and had no significant sales in 2014; we acquired the Company for its Pharmacist and license. Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy.

The Company’s condensed consolidated financial statements for the three months ended March 31, 2014 include the results of Main Avenue Pharmacy since the date of acquisition. The entire product revenue and product cost of sales in the March 31, 2014 statement of operations is related to Main Avenue Pharmacy. Unaudited proforma results for the three months period ended March 31, 2014 and 2013, as if the acquisition occurred as of January 1, 2013, were not presented because the amounts were not material because the business was dormant for the past twelve months.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

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

For the management services provided by the ScripsAmerica under this Business Management Agreement, Implex will pay us a combined monthly Management and Financing Fee. This combined fee will be equal to 97% of the Calculation Basis (receipts from paid invoices less Implex’s monthly draw and various expenses of Main Avenue Pharmacy). Since ScripsAmerica will have controlling interest in Implex management has consolidated the activities of Main Avenue Pharmacy into our financial statements in first quarter 2014.

7 -	Joint Ventures agreements

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

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

On February 22, 2014, Global Pharma Hub signed an exclusive sub-licensing agreement with Jetsaw Pharmaceutical, Inc. the marketing and distribution of RapiMed® pediatric acetaminophen in the territory of Canada for an initial term of three years. The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$120,000 in purchase orders during first 12 months;
2.	$220,000 in purchase orders during the second 12 months; and
3.	$320,000 in purchase orders during the third12 months.

As of March 31, 2014, no funds have been provided by either partner, no losses or income generated and this joint venture is still a work in progress.

8 -	prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March, 31, 2014		December 31, 2013
Prepayment for product to be manufactured	275,000	(a)	275,000
Prepaid insurances	18,486		25,400
Deferred financing costs, net	24,950		27,575
Prepaid other	10,112		1,698
Total prepaid expenses and other current assets	328,548		329,673

(a)	funds provided for Rapi-med product to be produce

9 -	Debt

Debt consists of the following as of March 31, 2014 and December 31, 2014

	March 31, 2014	December 31, 2013

Line of credit	–	99,223
Debt with related party	323,206	352,816
12% Fixed rate Convertible notes payable	648,398	574,778
12% Fixed rate Convertible notes payable-related party	112,776	120,738
8% variable convertible notes payable	50,842	116,334
10% variable convertible notes payable	32,997	179,291
12% variable convertible notes payable	24,025	48,230
12% 1 year term loan	250,000	–
12% 1 year term loan – related party	50,000	–
QuarterSpot – Term loan	95,312	–
Total notes payable	1,587,556	1,491,410
Less current maturities	1,232,499	511,590
Long-term maturities	355,057	979,820

Debt discounts consist of the following:
8% variable convertible notes payable	81,300	286,166
10% variable convertible notes payable	18,253	100,709
12% variable convertible notes payable	0	40,794
	99,553	427,669

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

Line of Credit

In October 2013, the Company’s line of credit from Wells Fargo Bank was renewed. This line of credit will allow the Company to borrow up to a maximum of $100,000, at an interest rate of prime plus 6.25% ( 9% at March 31, 2014). The line is secured by a personal guarantee by the Company’s CEO. The outstanding borrowings under this line of credit at March 31, 2014 and December 31, 2013 were $0 and $99,222, respectively. The Company incurred interest expense under this line of credit of approximately $134 and $1,469 for the three months ended March 31, 2014 and 2013, respectively.

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

In addition to the monthly loan repayments, during the 48 month period ending August 15, 2016, and regardless if the loan is prepaid in full, the Company will pay to Development 72 a royalty equal to one percent (1%) of all revenues that the Company receives from the Company’s sale or distribution of its RapiMed® rapid orally disintegrating formulation products. The royalty payments will be made quarterly and are subject to a fee for late payment or underpayment. Development 72 is a related party because the manager of Development 72, Andrius Pranskevicius, is a member of the Company’s board of directors. There were no sales during first quarter 2014 and 2013 related to this and therefore no royalties were expensed or owed.

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

The Company is subject to various negative covenants in its loan agreement with Development 72, including but not limited to (i) restrictions on secured loans (subject to certain exceptions), (ii) judgments against the Company in excess of $25,000, (iii) prepayment of any long-term debt of the Company other than promissory notes held by certain investors in the Company and (iv) repurchases by the Company of outstanding shares of its common stock. The loan agreement also provides certain financial covenants which limit the amount of indebtedness the Company may incur until the loan is repaid and restricts the payment of any dividends on its capital stock except for dividends payable with respect to the Company’s outstanding shares of its Series A Preferred Stock.

Interest expense associated with this note for the three month period ended March 31, 2014 and 2013, was $7,717 and $10,250, respectively. The outstanding balance at March 31, 2014 and December 31, 2013 was $323,206 and $352,816, respectively, with the current liability balance of $197,899 and $122,529, respectively.

12% Fixed rate Convertible notes payable

The Company has obtained loans in various amounts beginning in 2011. These notes currently have terms of no required principal payment until maturity which currently are January 30, 2015 or November 30, 2015. The principal portion of these notes can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. These notes provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or in shares of common stock of the Company at $0.17 per share, at the option of the lender.

During three month period ended March 31, 2014 the following activity occurred relating various notes in this category: the Company received $114,750 in cash for several new convertible promissory notes; and the Company made $41,131 in principal payments. The outstanding balance at March 31, 2014 and December 31, 2013, was $648,398 and $574,778, respectively, with the current liability balance of $229,750 and $574,778, respectively. The Company recorded interest expense for the three months ended March 31, 2014 and 2013, of $24,019 and $12,900, respectively.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

12% Fixed rate Convertible notes payable-related party

The Company obtained loans in the amount of $80,000 in 2011 from a company owned by ScripsAmerica Company’s Chief Executive Officer. There is no required principal payment on the note until maturity which is January 30, 2015. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. These notes provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or in shares of common stock of the Company at $0.17 per share, at the option of the lender.

As of March 31, 2014 and December 31, 2013 the principal balance was $80,000. The Company recorded interest expense for the three month period ended March 31, 2014 and 2013, of $2,400 and $2,400, respectively.

In 2012, the Company received $50,000 in cash for one convertible promissory note payable from a related party. The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or in shares of common stock of the Company at $0.17 per share, at the option of the lender. There is no required principal payment on the note until maturity which is January 30, 2015. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Our Contact Packager also co-signed this note.

Additionally, the Company shall pay to the lender a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly. During the three month period ended March 31, 2014, the Company made cash payment of $7,962 in principal and as of March 31, 2014 and December 31, 2013, the principal balance was $32,776 and $40,738, respectively. The Company recorded interest expense for first quarter of 2014 and 2013 of $1,353 and $1,500, respectively. During the three months ended March 31, 2014 the Company, made cash payments for royalty expense in the amount of $21,098, accrued $4,699 in royalty expense and issued 58,427 shares of its common stock for payment of royalty expense, and recorded a royalty expense, of $33,000.

8% Variable Convertible notes payable

In fiscal year 2013 the Company entered into six new securities purchase agreements (as of December 31, 2013 only four were still outstanding) with various lenders pursuant to which the lenders purchased an 8% convertible note. The Company received $462,000 in cash for these 8% convertible notes payable with the aggregate principal amount equaling $547,500. Some of these notes included (i) a 10% discount in the aggregate amount of $27,500, and (ii) fees totaling $58,000 paid directly to third parties for legal and finder fees. The maturity dates for these notes range from six months to nineteen months from date of issuance. The conversion price for these notes is equal to a 40% to 65% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 10 trading day period prior the date of the notice of conversion. For some of these note, there is a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if made prepayment is made before a set period of time.

Since these notes have a convertible features with a significant discount and could result in the note principal being converted to a variable number of the Company’s common stock, the instrument includes an embedded derivative. The fair value of the derivative associated with these note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility ranges between 161.6% to 200.7%, risk-free interest rate ranges between 0.07% to 0.12% and expected life of 12 to 11 months. The fair value of the derivative at the date issued amounted to $1,329,815 and was revalued at December 31, 2013 to be $606,112. The debt discount associated with these derivatives is being amortized over the life of the notes.

During three month period ended March 31, 2014 the following activity occurred relating to the various notes in this category: No new borrowings occurred. The Company paid the sum of $66,732 to a holder of one of these notes for the principal of $50,000. This cash payment of $66,732 included the accrued interest and a prepayment penalty charge. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $81,792. Two lenders converted $125,000 of principal into 1,890,699 shares of our common stock valued at $368,606. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $68,521. The Company also partially paid down the principal of a loan by making cash payments of $65,182 and issuing 1,015,637 of our common stock valued at $112,107. The Company recognized a loss for this partial extinguishment in the amount of $30,890.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

As of March 31, 2014, (only one note is still outstanding) and December 31, 2013 the principal balance was $132,142 and $402,500, respectively, and the unamortized debt discount was $81,300 and $286,166, respectively. The Company recorded interest expense for first quarter of 2014 and 2013 of $61,493 and $13,036, respectively. The Company would have been required to issue 2,312,542 and 6,044,978 of common stock if the lenders converted on March 31, 2014 and December 31, 2013, respectively. The fair value of the derivative liability at March 31, 2014 and December 31, 2013 was $216,654 and $606,112, respectively

10% Variable Convertible notes payable

During fiscal year 2013 the Company entered into twelve new securities purchase agreements (as of December 31, 2013 only seven were still outstanding) with various lenders pursuant to which the lenders purchased a 10% convertible note. The Company received $371,167 in cash for these 10% convertible notes payable with the aggregate principal amount equaling $405,000. Some of these notes included (i) a 10% discount in the aggregate amount of $11,250 and (ii) fees totaling $22,583 paid directly to third parties for legal and finder fees. The maturity dates for these notes range from six months to twelve months from date of issuance. The conversion price for these notes are equal to a 35% to 65% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 20 trading day period prior the date of the notice of conversion. For some of these notes there is a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if made prepayment is made before a set period of time.

Since these notes have a convertible features with a significant discount and could result in the note principal being converted to a variable number of the Company’s common stock, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility ranges between 161.6% to 200.7%, risk-free interest rate ranges between 0.07% to 0.12% and expected life of 12 to 11 months. The fair value of the derivative at the date issued amounted to $631,361 and was revalued at December 31, 2013 to be $383,337. The debt discount associated with this derivative is being amortized over the life of the notes.

During three month period ended March 31, 2014 the following activity occurred relating various notes in this category: No new borrowing occurred. The Company paid the sum of $70,000 to a holder of one of these notes for the principal of $50,000. This cash payment of $70,000 included the accrued interest and prepayment penalty charge. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $98,390. Five lenders converted $178,750 of principal into 3,146,367 shares of our common stock valued at $408,028 the Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $152,151.

As of March 31, 2014 (only one note is still outstanding) and December 31, 2013, the principal balance wass $51,250 and $280,000, respectively, and the unamortized debt discount was $18,253 and $100,709, respectively. The Company recorded interest expense for first quarter of 2014 and 2013 of $33,077 and $4,788, respectively. The Company would have been required to issue 985,577 and 4,484,138 shares of common stock if the lenders converted on March 31, 2014 and December 31, 2013, respectively. The fair value of the derivative liability at March 31, 2014 and December 31, 2013 was $71,494 and $383,337, respectively.

12% Variable Convertible notes payable

During fiscal year 2013 the Company entered into seven new securities purchase agreements (as of December 31, 2013 only three were still outstanding) with various lenders pursuant to which the lenders purchased a 12% convertible note. The Company received $233,200 in cash for these 12% convertible notes payable with the aggregate principal amount of $263,000. Some of these notes included (i) a 10% discount in the aggregate amount of $15,000 and (ii) fees totaling $14,800 paid directly to third parties for legal and finder fees. The maturity dates for these notes range from three months to twelve months from date of issuance. The conversion price for these notes are equal to a range of 42.5% to 60% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 20 trading day period prior the date of the notice of conversion. For some of these notes there is a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if the payment is made before a set period of time. We did not incur any penalty costs during 2013 for conversion of 12% variable notes payable.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

Since these notes have a convertible features with a significant discount and could result in the note principal being converted to a variable number of the Company’s common stock, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility ranges used were between 161.6% to 187.9%, risk-free interest rate ranges between 0.07% to 0.12% and expected life of 12 to 11 months. The fair value of the derivative at the date issued amounted to $407,104 and was revalued at December 31, 2013 to be $143,944. The debt discount associated with this derivative is being amortized over the life of the notes.

During three month period ended March 31, 2014 the following activity occurred relating various notes in this category: No new borrowing occurred. The Company paid the sum of $57,089 to a holder of one of these notes for the principal of $40,000. This cash payment of $57,089 included the accrued interest and prepayment penalty charge. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $57,249. A lender converted $25,000 of principal into 569,801 shares of our common stock valued at $68,376. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $19,409.

As of March 31, 2014 (only one note is still outstanding) and December 31, 2013, the principal balance of these notes was $24,025 and $89,025, respectively, and the unamortized debt discount was $0 and $40,795, respectively. The Company recorded interest expense for first quarter of 2014 and 2013 of $13,804 and $11,559, respectively. The Company would have been required to issue 500,521 and 1,512,736 of common stock if the lenders converted on March 31, 2014 and December 31, 2013, respectively. The fair value of the derivative liability at March 31, 2014 and December 31, 2013, is $39,182 and $143,944 respectively.

12% one year Term loan

To finance the purchase of Main Avenue Pharmacy, Implex Corporation, borrowed $250,000 from a stockholder of the Company. This loan bears interest at the rate of 12% per annum, with 12 equal monthly installments of interest and principal payments of $22,214 beginning April 1, 2014 and matures on May 1, 2015. Additionally, the Company shall pay to the lender a royalty of $25 on the first 10,000 prescription processed by Main Avenue Pharmacy during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014) and $8 for all prescription thereafter. The Company has accrued $4,050 for this royalty payment as of March 31, 2014.

12% one year Term loan – Related party

To finance the purchase of Main Avenue Pharmacy, Implex Corporation, borrowed $50,000 from the wife of the Company’s Chief Executive Officer. This loan bears interest at the rate of 12% per annum, with 12 equal monthly installments of interest and principal payments of $4,412 beginning April 1, 2014 and matures on May 1, 2015. Additionally, the Company shall pay to the lender a royalty of $5 on the first 10,000 prescription processed by Main Avenue Pharmacy during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014) and $2 for all prescription thereafter. The Company has accrued $810 for this royalty payment as of March 31, 2014.

QuarterSpot Term loan

On March 17, 2014, the Company received $92,000 in cash for a 8.9% note payable with a principal amount of $100,000, and incurred fees totaling $8,000 which were paid directly to third parties for legal and broker fees. Beginning March 19, 2014 daily payments of $520.83 began and will continue until this loan is paid in full on or about December 17, 2014. As of March 31, 2014, the principal balance is $95,312 and the Company recorded interest expense for the first quarter of 2014 of $3,664

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

10 -	Derivative Financial Instruments

Derivative liabilities consist of convertible notes with features that could result in the note principal being converted to a variable number of the Company’s common shares. The fair value of the embedded derivative associated with these notes was determined by using the Black-Scholes pricing model with the following assumptions:

As of :	March 31, 2014	December 31, 2013
Volatility	132.9% - 198.9%	110.4% - 228.5%
Expected life (in years)	0.4 – 0.9	0.03 – 0.6
Risk-free interest rate	0.10% - 0.13%	0.07% - 0.12%
Dividend yield	0.00%	0.00%

These derivative financial instruments are indexed to an aggregate of 3,798,640 shares and 13,176,251 shares of the Company’s common stock as of March 31, 2014 and December 31, 2013, respectively, and are carried at fair value using level 2 inputs. The balance at March 31, 2014 and December 31, 2013 was $327,330 and $1,133,393, respectively.

Activity during the current period is as follows:

Derivative liabilities at December 31, 2013	$ 1,133,393

New derivative liabilities issued in first quarter 2014	–
Extinguishment	(1,296,083)
Revalue at reporting period	490,020
Derivative liabilities at March 31, 2014	$ 327,330

11 -	Stockholders’ Deficit

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

The common stock shares have a par value of $.001 per share and the Company is authorized to issue 150,000,000 shares as of March 31, 2014, each share shall be entitled to cast one vote for each share held at all stockholders’ meeting for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

On March 26, 2014 the Board adopted a resolutions to amend the Certificate of Incorporation of the Company to change the capital structure of the corporation by increasing the authorized shares of Common Stock of the Company from 150,000,000 to 250,000,000. On April 16, 2014 ten shareholders holding a majority in interest of the voting power of the Company (52.088%) approved the amendment by written consent and as a result no further votes will be needed.

The filing of a Certificate of Amendment with the Delaware Secretary of State which will effect the foregoing amendment will not be done until a date which is at least twenty (20) days after the mailing of this definitive Information Statement. This Information Statement was mailed on May 12, 2014 to the Company’s shareholders of record on the record date (April 25, 2014) who have not been solicited for their consent to this corporate action. Pursuant to Delaware law, there are no dissenter’s or appraisal rights relating to the action taken.

On March 26, 2014, the Company’s board of directors approved the ScripsAmerica, Inc., Incentive Stock Plan (“SOP”) and on April 16, 2016, approved by majority shareholders. The SOP was designed to serve as incentive for retaining qualified and competent employees, officers and directors, and certain consultants and advisors. There are 6,000,000 shares authorized for issuance under the SOP.

The purchase price per share of a Common Stock option under the SOP plan shall not be less than 100 percent of the fair market value at the time the options are granted. The purchase price per share of Common Stock option under the SOP plan to a person who owns more than 10 percent of the voting power of the Corporation's voting stock shall not be less than 110 percent of the fair market value of such shares, at the time the options are granted. The total value of options granted, under this Plan, to any one person, shall not exceed any limit imposed by Section 422 or the rules and regulations promulgated by the Internal Revenue Service thereunder. Currently, the limitation is One Hundred Thousand Dollars ($100,000) in value in any one corporate fiscal year.

As of March 31, 2014 no options have been authorized or issued under this plan.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

Issuances during 2014

During the three months period ended March 31, 2014, Company issued 20,860,073 restricted shares of common stock for cash proceeds of $1,203,447 in various private subscription agreements.

During the first quarter of 2014, the Company issued 1,699,334 restricted shares of its common stock to non-employees for services rendered during the quarter. These services were valued at $207,920 and the Company charged its operations in 2014.

During the first quarter 2014, the Company issued 32,000 restricted shares of its common stock in connection with payment provided by members of the board of directors during the quarter. The Company charged its operations $2,880 in 2014.

During the first quarter of 2014, the Company issued 1,740,550 restricted shares of its common stock in connection with financing costs during the quarter. The Company charged its operations $224,022 in 2014.

Pursuant to its the settlement agreement with GEM Global Yield Fund Limited (as described below), (a) the Company sold 887,280 shares of its common stock to GEM for a purchase price of $125,381, and (b) GEM concurrently assigned to Steve Urbanski the right to receive the 887,280 shares of the Company's common stock upon the receipt by the Company of the purchase price (net of $15,211 which was paid to GEM's legal counsel).   The Company issued the 887,280 shares to Mr. Urbanski on January 22, 2014.

During the first quarter 2014, the Company issued 756,400 restricted shares of its common stock to non-employees for payment of stock to be issued for cash received in 2013.

During the first quarter 2014, the Company issued 453,703 restricted shares of its common stock to non-employees for payment of royalties. The payment of royalties was valued at $56,553.

During the first quarter 2014, the Company issued 6,622,504 shares of its common stock for the conversion of approximately $424,108 of principal of our convertible notes payable. These shares have a fair value of $957,117.

Warrants

Cancellation of GEM Agreement

On October 11, 2013, the Company entered into a financing agreement with GEM Global Yield Fund Limited ("GEM Global") and a related party to provide funding to the Company of up to $2 million. Under the terms of the financing agreement, the Company may sell restricted shares of its common stock to GEM Global, subject to the satisfaction of certain conditions, at a purchase price to be negotiated between the Company and GEM Global pursuant to section 4(2) and/or rule 506 of Regulation D. The Registrant was expecting to use the capital raised from the financing agreement primarily to fund the manufacturing and marketing of its RapiMed® children's pain reliever domestically and internationally, as well as for working capital. As of November 14, 2013 there were no shares issued for funding.

On January 14, 2014, the Company entered into a settlement agreement with GEM Global, 590 Partners, LLC and the GEM Group, pursuant to which, among other things, the parties agreed to declare null and void and of no further effect the financing agreement entered into on October 11, 2013 as well as any other negotiated but unsigned documents between and/or among the parties. In addition, in connection with such voiding, the GEM Warrants were cancelled and the Company issued to each of GEM Global and 590 Partners, LLC (i) a warrant exercisable to purchase 1,000,000 shares of common stock at an exercise price of $0.41, (ii) a warrant exercisable to purchase 750,000 shares of common stock at an exercise price of $0.55 and (iii) a warrant exercisable to purchase 750,000 shares of common stock at an exercise price of $0.75 (collectively, the “New GEM Warrants”). All of the New GEM Warrants expire on January 14, 2019 and are only exercisable on a cash basis (they do not contain any cashless exercise provisions). Additionally, the Company granted registration rights to 590 Partners and GEM Global to register the resale of the shares underlying the New GEM Warrants. The New GEM Warrants do have price protection features. Additionally, in the event that the closing price of the Company’s common stock is equal to or greater than 160% of the exercise price of the applicable New GEM Warrant for 22 consecutive trading days, then such New GEM Warrant will automatically be cancelled 30 days after the Company delivers notice of such cancellation to GEM Global and 590 Partners. However, each of GEM Global and 590 Partners may exercise their New GEM Warrant in full after the notice from the Company but prior to the cancellation date.

The fair value of these 5.0 million warrants on January 14, 2014, was $552,318 using the Black-Sholes model with the following assumptions: Volatility 182.9%, 5 year life, risk free rate of 1.65% and zero dividend rate. This fair value of $552,318 has been expensed in our first quarter earnings in 2014.

Pursuant to its the settlement agreement with GEM, (a) the Company sold 887,280 shares of its common stock to GEM for a purchase price of $125,381, and (b) GEM concurrently assigned to Steve Urbanski the right to receive the 887,280 shares of the Company's common stock upon the receipt by the Company of the purchase price (net of $15,211 which was paid to GEM's legal counsel). The Company issued the 887,280 shares to Mr. Urbanski on January 22, 2014.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

Summary of our warrant activity and related information as of March 31, 2014

	Number of shares under warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	228,572	$0.39	3.6	$–

Granted	5,000,000	$0.55	5
Exercised	–
Cancelled/expired	–

Outstanding at March 31, 2014	5,228,572	$0.55	4.7	$–

Vested and exercisable at March 31, 2014	5,228,572

	2014
Fair value per warrant	$0.11
Risk-free interest rate	1.65%
Volatility	183%
Terms in years	5
Dividend yield	0%

Options

On March 27, 2014, the Company issued 50,000 options to members of the Board of directors for services provided. These options vested immediately and will expire 3 years from date of issuance. The option price is $.099 and the fair value of these warrants is $3,971 which was expensed to selling, general and administrative.

Summary of our options activity and related information as of March 31, 2014

	Number of shares under Options	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2013	5,015,000	$0.16	2.8	$–

Granted	75,000	$0.10	3	0
Exercised	–
Cancelled/expired	–

Outstanding at March 31, 2014	5,090,000	$0.16	2.6	$1,050

Vested and exercisable at March 31, 2014	5,090,000

	2014	2013
Option fair value	0.079	$0.10 - $0.19
Risk-free interest rate	.82%	.34% - .78%
Volatility	183%	186% - 195%
Terms in years	3	3
Dividend yield	0%	0%

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

12 -	Commitments

The holders of a $250,000 convertible note which was converted into 2,000,000 shares of our common stock on March 12, 2012 are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. There have been no shipments through March 31, 2014 applicable to this royalty payment.

The holder of a $320,000 note payable are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly. During fiscal year 2013 the Company issued the holder of this note 1,114,672 shares of its common stock for payment of royalty expense. In addition a holder of a $50,000 note payable, a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. During the three months ended March 31, 2014, the Company also made cash payments for royalty expense associated with one of the notes in the amount of $91,572, and issued 395,276 shares of its common stock which have a fair value of $49,350 for payment of royalty expense and recorded a royalty expense of $132,000, the overpayment was recorded to prepayment. In first quarter of 2013 the Company issued 455,556 shares of common stock as payment for the royalty expense and the Company recorded an expense of $70,000.

On October 15, 2013 the Board of Directors approved a revised compensation plan for our CEO, Robert Schneiderman and our CFO, Jeffrey Andrews, contingent on the Company raising $4 million via equity, debt or a combination of both. Contingent on raising the $4 million compensation would be as follows: CEO annual salary $200,000, CFO annual salary $192,000, and both would receive 50,000 options quarterly at 120% of our market price on the date granted with a one year vesting period. As of May 20, 2014, the $4 million raise has not been reached, consequently these conditions are not effective.

On October 15, 2013, the Board of Directors approved additional compensation to Board members in the form of issuance of stock options. Board members were granted 100,000 stock options for each year served commencing in 2012. The chairman of the Board was granted 135,000 stock options for each year served. The effective date of the grants was October 7, 2013. The options vest immediately and the option exercise price was 110% of the market price on the grant date. Additionally, directors will also receive 10,000 options for each board meeting attended 5,000 options for each committee meeting attended. In first quarter 2014, the Company issued 50,000 options that had a fair value of $3,971 which were expensed to the statement of operations.

Operating Lease - In November, 2013 PIMD entered into a 25 month operating lease for a distribution facility in Doral Florida. The lease begins January 1, 2014 and expires January 31, 2016, monthly rent is $4,585 for the first thirteen months and $4,724 for the last twelve months. The total minimum lease payments are $111,714 for 2014, $50,441 for 2015, $56,548 for 2016, and $4,724 for 2017.

13 -	Purchase Order Financing with related party

In June 2012, the Company entered into a purchase order finance agreement with Development 72, a major stockholder of the Company which is controlled by a member of the Board of Directors. The agreement will allow the Company to borrow up to $1.2 million on a case by case basis, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the first quarter 2014 and 2013, the Company financed $3,168,000 and $1,200,000, respectively of its purchase orders and incurred an interest expense of $21,876 and $39,591, respectively. As of March 31, 2014 and December 31, 2013, the unpaid purchase order finance balance was $1,008,000 and $1,037,494 respectively, and accrued fees and interest are $24,876 and $24,192, respectively

14 -	Concentrations

During the three month period ended March 31, 2014, the Company purchased product from three suppliers, and in first quarter 2013 the Company purchased 100% of its product packaging from its Contract Packager. A disruption in the availability of product packaging from the Company’s suppliers could cause a possible loss of sales, which could affect operating results adversely.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

For the three month period ended March 31, 2014, the Company derived $206,726 or 25% of its revenue from two customers, of this total one customer accounted for 15% and the other accounted for 10%. For the three month period ended March 31, 2013, the Company derived approximately $287,000 or 100% of its revenue from two customers, of this total one customer accounted for 52% and the other accounted for 48%.

As of March 31, 2014, the Company had two customers representing 100% of our accounts receivable-related party, and numerous customers with none more than 10% for accounts receivable-trade. As of December 31, 2013, the Company had one customer representing 100% of our accounts receivable-related party, and no customers in our accounts receivable-trade.

15 -	Contingencies

The Company issued to Ironridge Global IV, Ltd. (“Ironridge”) 8,690,000 shares of its common stock in settlement of bona fide claims against the Company which were purchased by Ironridge from various creditors of the Company (the “Claim Amount”). The shares issued to Ironridge were freely tradable and exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the court order issued by the  California Superior Court for the County of Los Angeles (“California State Court”) on November 8, 2013, the shares of the Company’s common stock were deemed issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. The number of shares issued to Ironridge is subject to an adjustment based on the trading price of our stock such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge’s reasonable legal fees and expenses (the “Final Amount”), which was determined to be $766,238.29.

On February 10, 2014, Ironridge made a request for, and we issued, an additional 1,615,550 shares of the Registrant’s common stock as a result of the adjustment provisions under the Stipulation in the court order issued by the California State Court.

On April 4, 2014, Ironridge requested even more shares pursuant to the adjustment provision under the Stipulation in the court order issued by the California State Court. This time their request was for an additional 1,646,550 shares of the Company’s common stock. We declined to issue these additional shares because Ironridge had already received, to that date, approximately 10,305,550 shares of free trading stock with a market value of approximately $1.2 million (based on the closing stock price on May 6, 2012), in settlement of a Final Amount of $766,238.29. The shares issued to Ironridge represent a premium of 48% to the Final Amount.

On May 6, 2014, Ironridge submitted an ex parte application to the California State Court to compel the issuance of the 1,646,550 shares requested from the Company on April 4, 2014, and the California State Court without a hearing entered an order to compel the Company to issue the additional shares. On the same day, we filed a notice of appeal with the California State Court’s order. The appeal automatically stays enforcement of the California State Court’s May 6 order.

We believes that Ironridge is not entitled to additional shares as it has received a significant premium on the Final Amount which Ironridge itself had declared to the California State Court served as the basis of the adjustment mechanism for the number of shares issued based on the Company’s stock price. We will vigorously pursue the appeal, and reversal, of the California State Court order.

The Company accrued the potential issuance of these shares and have expensed $164,655 to financing cost in the financial statement as of March 31, 2014.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2014

16 -	Subsequent Events

From April 1, 2014 to May 20 2014, the Company issued 4,074,128 shares of common stock for the following transactions: a) We issued 2,776,993 shares of common stock in a private subscription sale , for $159,378 in cash, b) 189,000 shares for payment of royalty expense valued at $22,680, c) 1,072,135 shares for conversion of $122,953 of principal for various convertible notes payable, of which the fair value of stock issued was $124,040, and d) 36,000 shares were issued to members of the Board of Directors for services provided, valued at $3,960.

On April 21, 2014, 250,000 common stock shares were returned to the Company by Sean R. Fitzgibbons and were cancelled by the Company. These shares were issued in 2013 and were valued at $32,500.

On April 25, 2014, the Company issued 5,010,000 employee options which have an excise price of $0.118, are exercisable immediately and expire on April 25, 2017. The Company’s Chief Executive officer received 2,510,000 options and the Chief Financial Officer received 2,500,000. The fair value of these options are $436,747 and will be expense in our second quarter of 2014. The fair value was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 179.7% risk-free interest rate of .88% and expected life of three years.

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

Overview

ScripsAmerica, Inc. was incorporated in the State of Delaware on May 12, 2008. Since our inception, ScripsAmerica’s business model has evolved significantly. Through March 2013, and to a lesser extent into early 2014, the Company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through major pharmaceutical distributors in North America, such as McKesson Corporation and Cardinal Health. The end users include retail, hospitals, long-term care facilities and government and home care agencies. The majority of the Company’s revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other major pharmaceutical clients.

However, we had no exclusive contract with McKesson and the Company’s other pharmaceutical distributors to utilize our services and our margins became compressed. As a result, in 2013 the business of providing these pharmaceutical distribution services were curtailed and we are now primarily focused on generating revenue through (1) the marketing, sale and distribution of our RapiMed® products, (2) our services to the independent pharmacy distribution business and (3) our entry into the specialty pharmacy market. Specifically, we have developed a branded OTC product called “RapiMed” (www.rapimeds.com), which is a children’s pain reliever and fever reducer currently launched in China though our joint venture entity Global Pharma Hub, and which we hope to launch in retail outlets in North America sometime in 2014. We have also entered into agreements with third parties pursuant to which we receive fees based on a formula tied to the gross profit on sales of pharmaceutical products to independent pharmacies by such third parties. Lastly, on February 20, 2014 we entered into an agreement with a New Jersey pharmacy that specializes in topical pain creams, pursuant to which we manage their business operations in exchange for a percentage of the pharmacy’s total revenue.

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

On September 6, 2013, the Company and its former Contract Packager, pursuant to which the Company and its former Contract Packager resolved various disagreements that had arisen between the parties on various projects covered by written agreements between the Company and its former Contract Packager, namely (i) the Contract Packager’s agreement with the U.S. government, (ii) the parties agreement with respect to the production and packaging of the Company’s RapiMed® products and (iii) shares of the Company’s stock issued to the principals of the Contract Packager for consulting services, entered into a settlement agreement. The settlement agreement provided mutual releases, continued the U.S. government arrangement under modified terms, as well as a partial reimbursement over fifteen months for previous amounts due the Company.

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
3.	$320,000 in purchase orders during the third12 months

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

In 2013, we entered into an agreement with WholesaleRx, Inc., which that represents over 700 such independent pharmacy operations and is DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Under the November 1, 2013 Agreement, ScripsAmerica agreed to provide purchase order financing to WholesaleRx and purchased a 20% equity stake in WholesaleRx and as of March 31, 2014 our equity purchase is only 14%. In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 14% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 14% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid.

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

In 2013 we had product revenue associated with our curtailed pharmaceutical distribution services is recognized when product is shipped from a contract packager to our customers’ warehouses and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

Beginning in February 2014, we began recognizing revenue for prescriptions shipped directly to patients from our specialty pharmacy business, Main Avenue Pharmacy Inc., which only ships prescription products to patients upon payment approval by the patients’ insurance company, payments are usually received with 30 days of product being shipped. Consequently, no sales allowance has been recorded as of March 31, 2014.

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

In addition, commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by WholesaleRx, which is a DEA and State-licensed to store and distribute controlled substances, pursuant to an agreement entered into in 2013. Under this agreement with WholesaleRx, the Company will earn a 14% commission fees on the gross margin of products shipped to independent pharmacies by WholesaleRx.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

					( ) = unfavorable
	For the three months ended March 31,				Change
	2014		2013		$ change
Product revenue-net of contract adjustments	617,000	75%	150,000	52%	467,000
Revenue net, from contract packager	124,000	15%	137,000	48%	(13,000)
Commission fees - related party	83,000	10%	–	0%	83,000
Net Sales	824,000	100%	287,000	100%	537,000
Cost of Goods Sold	226,000	27%	298,000	104%	(72,000)
Gross Profit	598,000	73%	(11,000)	-4%	609,000
Operating Costs and Expenses:
Selling and Marketing	426,000	52%	45,000	16%	(381,000)
General and Administrative	281,000	34%	388,000	135%	107,000
Recovery of bad debt	(109,000)	-13%	–	0%	109,000
Share-base Comp issued for payment of services	214,000	26%	196,000	68%	(18,000)

Total Operating expenses	812,000	99%	629,000	219%	(183,000)
Operating Loss	(214,000)	-26%	(640,000)	-223%	426,000
Other Income (expenses) :
Interest expense	(83,000)	-10%	(83,000)	-29%	–
Loss on revaluation of derivatives	(513,000)	-62%	(7,000)	-2%	(506,000)
Financing costs	(813,000)	-99%	–	0%	(813,000)
Amortization of debt discount	(93,000)	-11%	(41,000)	-14%	(52,000)
Gain on extinguishment	457,000	55%	51,000	18%	406,000
Income from equity investments	1,000	0%	–	0%	1,000
Total Other Income / (expenses)	(1,044,000)	-127%	(80,000)	-28%	(964,000)
Income (Loss) before taxes	(1,258,000)	-153%	(720,000)	-251%	(538,000)
Tax Expense	–	0%	–	0%	–
Net loss	(1,258,000)	-153%	(720,000)	-251%	(538,000)

Revenue Net: The following table sets forth selected statement of operations data as data as a percentage of total revenue for the three months period ended March 31, 2014 and 2013

Products sold	2014	% to total	2013	% to total	Change
Prescription drug products	617,000	12%	184,000	8%	433,000
OTC & non prescription products	–	0%	117,000	5%	(117,000)
Revenue, from contract packager	3,687,000	72%	1,955,000	87%	1,732,000
Revenue, from pharmaceutical partner	793,000	16%	–	0%	793,000
Gross Sales	5,097,000	100%	2,256,000	100%	2,841,000
Discounts / Charge backs	–	0%	(150,000)	-7%	150,000
Adjustment to sales for contract packager and pharmaceutical partner	(4,273,000)	-84%	(1,819,000)		(2,454,000)
Net Sales	824,000		287,000		537,000

Net Revenues

For the three month period ended March 31, 2014, the Company generated net sales revenue of approximately $824,000 as compared to net sales revenue of approximately $287,000 for same period in 2013, an increase of approximately $537,000. This increase in sales versus the same three month period a year ago is mainly due to prescription sales from our specialty pharmacy business for topical creams. The topical creams prescription business accounted for approximately $615,000 of the sales increase. In February 2014 we entered into a Business Management Agreement with Implex Corporation which had acquired Main Avenue Pharmacy Inc. for $550,000. Main Avenue Pharmacy is a specialty pharmacy which ships the topical creams. Sales from the U.S. government contract through a contract packager which are recorded net of costs, declined approximately $13,000. Sales commission earned from WholesaleRx, a pharmaceutical distributor, under which we earn a 14% commission on the gross margin of generic pharmaceutical sales, was approximately $83,000 in first quarter 2014; there were no commissions earned in 2013.

In first quarter 2013 we had net sales of approximately $151,000, mainly to McKesson, but in second quarter of 2013 we made a strategic business decision to exit sales to McKesson due to increase charge back costs. Consequently we have no sales in this area in first quarter 2014.

Gross Profit: Gross profit for three month period end March 31, 2014 was approximately $598,000, which was 73% of our net sales as compared to a gross profit loss of approximately $11,000 for the same period in 2013, an increase of approximately $609,000. The increase in our gross profit from 2014 to 2013 can be attributed to our management of the specialty pharmacy business and its topical creams prescriptions, which generated significant sales in first quarter 2014 and also has a gross margin percentage that ranges from 65% to 75% as well as the Company’s decision not to continue its relationship with McKesson, which had a breakeven gross margin percentage in the first quarter of 2013.

Operating Expenses

Our first quarter 2014 operating expenses consist of Selling, General and Administrative expenses, excluding share-based compensation issued for services in the amount of approximately $214,000. Selling expense were approximately $426,000, and General and Administrative costs were approximately $281,000 for the first quarter of 2014.

					( ) = unfavorable
Principal operating cost consist of :	2014		2013		$ Change
Human resources	96,000	12%	75,000	12%	(21,000)
Sales Marketing	426,000	52%	45,000	7%	(381,000)
Professional fees: Legal & accounting	81,000	10%	88,000	14%	7,000
Consulting	10,000	1%	71,000	11%	61,000
Investor relations and Marketing	227,000	28%	144,000	23%	(83,000)
Recovery of bad debt	(109,000)	-13%	–	0%	109,000
General expense	81,000	10%	206,000	33%	125,000
Total Selling, General & Administrative	812,000	100%	629,000	100%	(183,000)
Share-based compensation included in S,G & A above	214,000		196,000		(18,000)
Adjusted total Selling, General & Administrative	598,000		433,000		(165,000)

Selling. For the three months ended March 31, 2014, selling cost increased approximately $381,000 compared to the same period in 2013. As significant portion of this increase is due to sales commission paid on sales from our management of the specialty pharmacy business and its prescription topical creams business, which commission costs were approximately $310,000., and We pay a commission fee of approximately 30% to 50% on the sales revenue on prescriptions shipped in the quarter to our outside third party sales forces. The other $71,000 selling costs increase were for a special billing services, provided by a third party provider, which assist in getting insurance prescriptions approved and costs related to RapiMed® marketing.

General and Administrative. For the three months period ended March 31, 2014, general and administrative expenses (“G&A”) decreased approximately $198,000 to approximately $386,000 as compared to approximately $584,000 for the same three month period in 2013. Included in G&A totals in the first quarter of 2014 are (i) non-cash stock compensation payments for services in the amount of $214,000 and (ii) recovery of bad debt previously written off in 2013 in the amount of $109,000. The changes in G&A expenses were mainly a result of (a) declines in professional fees of approximately $68,000, (b) a decline of $200,000 in prior write-off costs for a deposit from our contract packager which occurred in first quarter 2013, (c) an increase of $83,000 in investor relations and public relations costs which include costs associated with market awareness of the Company’s stock, press releases, assistance in capital raising and fees for obtaining funding, (d) a small increase of $21,000 in human resource expenses which included salary and benefits and board of directors costs, (e) an increase in all other general expense of $75,000 which includes D&O insurance, telephone, computer expenses, and general overhead and other office-related expenses and (f) recovery of $109,000 for bad debt previously written off in 2013.

Share-based compensation issued for services: Due to our cash flow issues in first quarter 2014 and 2013, we issued common stock for payment of service to various vendors. The following table lists what area of General and Administrative expenses for which we issue our common stock:

			( ) = unfavorable
	2014	2013	$ Change
Consulting	–	66,000	66,000
Investor relations and Marketing	214,000	130,000	(84,000)
Total General & Administrative	214,000	196,000	(18,000)

Total Other Expenses. Other expenses for the first quarter of 2014 increased by approximately $965,000 to approximately $1,045,000 from approximately $80,000 for the first quarter of 2013.

The dollar changes for first quarter 2014 versus 2013 for other expenses consist of the following:

			( ) = unfavorable
			Change
Other Income (expenses) :	2014	2013	$ Change
Interest expense	(83,000)	(83,000)	–
Loss on revaluation of derivatives	(513,000)	(7,000)	(506,000)
Financing costs	(813,000)	–	(813,000)
Amortization of debt discount	(93,000)	(41,000)	(52,000)
Gain on extinguishment	457,000	51,000	406,000
Income from equity investments	1,000	–	1,000
Total Other Income / (expenses)	(1,044,000)	(80,000)	(964,000)

Other expenses consist of interest expense, amortization of debt discount, change in fair value of derivative liabilities and gain on extinguishment of debt.

Interest expense in for first quarter 2014 consist of the following: a) interest on our convertible debts, which was approximately $51,000, and of this amount we made cash payments of $35,000 as compared to interest cash payments of approximately $28,000 in the same period in 2013, b) interest cost associated with a term loan of $500,001 which was approximately $7,700, as compared to approximately $10,000 in the same period in 2013, c) interest costs associated with the Company’s line of credit with a bank was approximately $10, as compared to $800 in the same period in 2013 and d) interest cost associated with our purchase order financing from related party was approximately $25,000, as compared to approximately $37,000 for the same period in 2013. Our total interest expense for the first quarter of 2014 was approximately $83,000 as compared to approximately $83,000 for the first quarter of 2013.

A significant portion of our other expense in first quarter of 2014 was due to financing costs which were mainly the issuance of warrants for a settlement with GEM which was valued at $552,000 and accrued expense to financing fee of $165,000 for Ironridge and the issuance of common stock for payment of fees valued at $96,000.

The loss on derivative liability in first quarter of 2014 was approximately $513,000 as compared to $7,000 for the same period in 2013. The change is a result of the increased amount of convertible debt and our the volatility of our common stock.

With an extinguishment of debt from paying off convertible notes early, we incurred gains of approximately $457,000 for the first quarter of 2014, as compared $0 for the same period in 2013.

We also incurred financing fees because we issued common stock with a value greater than the value associated with debt in the amount of approximately $972,000 in the first quarter of 2014, as compared $0 for the same period in 2013.

Income taxes (benefit). Total income taxes expense for the three months period ended March 31, 2014 and 2013 was none. For 2014 and 2013 the Company incurred losses that increased the current deferred tax benefit but since the likelihood of not being able to recover the deferred tax benefit a valuation allowance of 100% was recorded.

Net Loss Applicable to Common Shares. The Company recorded a net loss of approximately $1,259,000 in first quarter of 2014, compared to a net loss of approximately $720,000 for the same period of 2013, which is an increase in our net loss of approximately $539,000 for the first quarter of 2014 as compared to the first quarter of the prior year. This increase in net loss is mainly due to significant costs increases in other expenses of approximately $965,000 as described above. We increased our sales due to our infusion of new businesses which increased our gross profit by approximately $609,000, as described above. The Company accrued a preferred stock dividend of $20,860 in both 2014 and 2013, resulting in a loss of income available to common shareholders of $1,235,000 and $741,000 for first quarter 2014 and 2013, respectively. Basic and diluted loss per common share were $0.01 and $0.01 for the first quarter 2014, and 2013, respectively.

Liquidity and Capital Resources

Summary

Since our inception in 2008, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. We have funded our operations primarily through the private placement of equity and debt securities. At March 31, 2014, the Company had approximately $279,000 in cash and incurred a loss from operations of approximately $14.8 million, of which approximately $8 million of the loss was due to non-cash charges. The Company’s cash expenditures are projected to be approximately $135,000 a month on a continuing operating basis. Included in these cash expenditures are approximately $13,000 a month in interest costs. After taking into consideration our 2014 interim results to date and current projections for the remainder of 2014, management believes that the Company’s cash flow from operations, coupled with recent financings are not sufficient to support the working capital requirements, debt service, applicable debt maturity requirements, and operating expenses through the twelve month period ending March 31, 2015.

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

We completed the development of a pediatric pain relief rapid orally disintegrating 80 mg and 160 mg tablets. In the second quarter of 2014, we expect to sign a supply agreement (the terms of which have already been finalized) with a generic manufacturer for the production of these rapid orally disintegrating products for marketing, sale and distribution outside of the United States. In January 2014, the Company formed a joint venture entity, Global Pharma Hub, Inc., for the licensing, marketing and distribution of our pediatric RapiMed® acetaminophen outside of the United States. Our initial market is in China. On March 10, 2014, we received a $200,000 purchase order for our children’s pain relief rapid orally disintegrating 80mg tablets from Global Pharma Hub for the China market. As of May 20, 2014, no shipments have been made and we do not expect to make any shipments until sometime in the third quarter of 2014, and we estimate that we will need approximately $1.5 million of incremental funding to launch RapiMed® products in the United States. The funding for launching the rapid orally disintegrating products in the U.S. is expected to come from the sale of equity securities, and/or debt financing. However, such financing has not yet been secured.

At March 31, 2014, the Company had total current assets of approximately $2.3 million and total current liabilities of approximately $3.2 million resulting in negative working capital of approximately $0.9 million. The Company's current assets consisted of approximately $279,000 in cash, approximately $1,652,000 in receivables, approximately $329,000 in prepaid expenses and approximately $13,000 in inventory. Current liabilities at March 31, 2014 consist of current portion of long term debt from related party of approximately $125,000, convertible notes payable of approximately $639,000, term notes payable of approximately $395,000, purchase order financing of approximately $1,032,000, accounts payable of approximately $626,000, stock to be issued of approximately $11,000, royalty payable of approximately $10,000 and a derivative liability of approximately $327,000.

During the three month period ended March 31, 2014 we supplemented our liquidity needs primarily from financing activities. Our revenue did not cover our operational costs and our debt requirements. The Company raised approximately $1,785,000 in cash through the following: we raised approximately $1,278,000 from sale of common stock and we received approximately $392,000 and $115,000 from proceeds of note payable and convertible notes payable, respectively. Approximately $657,000 of these funds were used for payments on convertible notes payable, payments on our purchase order financing, and payments on note payable to a related party.

The following table summarizes our cash flows from operating investing and financing activities for the first quarter ending March 31, 2014 and 2013:

	2014	2013	Change
Total cash provided by (used in):
Operating activities	(469,000)	(43,000)	(426,000)
Investing activities	(227,000)	–	(227,000)
Financing activities	928,000	33,000	895,000
Increase (decrease) in cash and cash equivalents	232,000	(10,000)	242,000

After taking into consideration our interim results and current projections, management believes that the Company’s cash flow from operations, coupled with recent financings will not be sufficient to support the working capital requirements, debt service and applicable debt maturity requirements for the twelve month period ending March 31, 2015. This raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon management’s ability to (i) achieve its planned operating cash flows, (ii) maintain continued availability on its line of credit and (iii) obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment and cannot be expected just based on past results.

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

In 2013 we entered into an agreement with a pharmaceutical distributor, WholesaleRx, that represents over 700 such independent operations, and which also is DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Under this agreement, ScripsAmerica agreed to provide purchase order financing to WholesaleRx and purchased a 20% equity stake in WholesaleRx. In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 14% of the gross profit for the prior calendar month. If WholesaleRx is late in paying such 14% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid.

On January 29, 2014, Implex Corporation, which is owned by our legal counsel and related party, Richard C. Fox, entered into a stock purchase agreement to acquire from the owner of the specialty pharmacy Main Avenue Pharmacy, Inc., located in Clifton, New Jersey, for $550,000. The purchase price will be paid in installments and the shares will be held by an escrow agent until the final payment is made. Under the purchase agreement, the final agreement is to be made on July 11, 2014 (unless extended by the parties). The Company will also provide funding (as a loan or advance), to the extent not covered by the funds of the pharmacy, to pay all costs and expenses incurred in the operation of Main Avenue Pharmacy. Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy, Inc.

Main Avenue Pharmacy, Inc. is a specialty pharmacy which is license to prepare and fulfill prescription orders via a topical cream format versus pill format. A prescription comes from a Doctor for their patient to be applied via a topical cream, the cream format is use because the patient may have some restrictions taking pills for a variety of reasons, and a patient may require allergen-free medication and some patients may absorb or excrete mediation abnormally. Another benefit of a prescription cream is there is less chance of overdose or adverse reaction to drugs in the cream format. Each prescription is individually mixed with the prescribed drugs into a topical cream format which can be applied directly to a particular area on the body.

Operating Activities

Net cash used by operating activities was approximately $469,000 million for first quarter 2014 as compared to cash used by operating activities of approximately $43,000 for first quarter 2013, an increase in cash used by operations of approximately $426,000. The increase in the use of cash in the first quarter of 2014 as compared to the same period in 2013 resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. Our use of issuing common stock for services had a significant impact the Company reducing use of cash from operating activities in both years.

Investing Activities

In first quarter 2014, the Company made one investments:

The payment of the purchase price of $550,000 is as follows: The initial installment payment of $475,000 was made via a $175,000 payment directly from ScripsAmerica on Implex’s behalf and $300,000 in borrowings obtained by Implex, of which $250,000 come from a current stockholder and $50,000 come from a related party (This $300,000 is considered non-cash transaction since the loan payment was paid on Implex’s behalf). A $60,000 installment payment will be made in second quarter 2014 and the final payment of $15,000 is to be made on July 11, 2014 (unless extended by the parties). This $75,000 of payments to be made has been accrued in the accrued liabilities in the condensed consolidated balance sheet as of March 31, 2014. MAvP is a specialty pharmacy which is license to prepare and fill prescription via a topical cream format versus pill format. MAvP was basically a dormant business and had no significant sales in 2014, and we acquired the Company for its Pharmacist and license. Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy.

Our PIMD subsidiary purchased property and equipment in the amount of approximately $52,000, and included in this total was $35,000 for software to assist us in the tracking of prescription and sales, this software was not operational as of March 31, 2014.

Financing Activities

Net cash provided by financing activities was approximately $928,000 for first quarter 2014 compared to approximately $32,000 in first quarter 2013. Financing activities for first quarter 2014 consisted of the following: the Company (a) sold shares of common stock for gross proceeds of $1,278,000, (b) sold convertible notes payables for gross proceeds of $115,000, (c) received $92,000 for a $100,000, 9 month note payable which is being paid daily, (d) paid down the balance on convertible notes in the amount of $314,000, (e) paid down $30,000 on a four year term loan, (f) paid off the year-end balance under our line of credit in the amount of $99,000 and (g) a distribution of equity in our PIMD subsidiary of approximately $114,000. Non-cash transaction include the borrowings by Implex of $250,000 and $50,000 for a term of one year from a stockholder and a related party. respectively, which are included in the condensed consolidated balance sheet as of March 31, 2014.

Recent Financial Events

From April 1, 2014 until May 20, 2014, we received $159,378 in cash in a private subscription sale in which we issued 2,776,993 shares of common stock.

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

The holder of a $320,000 note payable are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly and as of December 31, 2012, the Company had accrued $42,000 in royalties. In the first quarter 2013 the Company issued 455,556 shares of its common stock as payment for the royalty expense and in the second quarter of 2013, the Company issued 58,278 shares of its common stock as payment for the royalty expense. In additions a holder of a $50,000 note payable (see note 9), a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. The Company had accrued $10,500 in royalties as of December 31, 2012, and in first quarter of 2013 the Company issued 130,555 shares of its common stock for payment of royalty expense. In the second quarter of 2013 the Company issued 29,139 shares of its common stock for payment of royalty expense and the Company has recorded a royalty expense of $30,600 and $213,945 for the three month and nine month period ended September 30, 2013, respectively.

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

On October 15, 2013 the Board of Directors approved additional compensation to Board members in the form of issuance of stock options. Board members shall be granted 100,000 stock options for each year served commencing in 2012. The chairman of the Board shall be granted 135,000 for each year served. The effective date of the additional compensation was October 7, 2013, options vest immediately and option price will be 110% of the market price on the grant date. Additionally for each board meeting 10,000 options will be granted and for each committee meeting 5,000 options will be granted.

In November our subsidiary PIMD entered into a 25 month operating lease for a distribution facility in Doral Florida. The lease begins January 1, 2014 and expires January 31, 2016 and monthly rent is $4,585 for the first thirteen months with the first month free and $4,724 for the last twelve months. The total minimum lease payments are $111,714, and for 2014 they are $50,441, for 2015 they are $56,548, and for 2016 they are $4,724.

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

During the three month period ended March 31, 2014, the Company purchased product from three suppliers, and in first quarter 2013 the Company purchased 100% of its product packaging from its Contract Packager. A disruption in the availability of product packaging from the Company’s suppliers could cause a possible loss of sales, which could affect operating results adversely.

For the three month period ended March 31, 2014, the Company derived $206,726, or 25% of its revenue, from two customers, and of this total one customer accounted for 15% and the other accounted for 10%. For the three month period ended March 31, 2013, the Company derived approximately $287,000 or 100% of its revenue from two customers, of this total one customer accounted for 52% and the other accounted for 48%.

As of March 31, 2014, the Company had one customer represented 100% of our accounts receivable-related party, and numerous customers none more than 10% for accounts receivable-trade. As of December 31, 2013, the Company had one customer represented 100% of our accounts receivable-related party, and no customer for accounts receivable-trade.

Ironridge Global IV, Ltd – legal action

As previously disclosed by the Company in Form 8-K filed on November 19, 2013, the we issued to Ironridge Global IV, Ltd. (“Ironridge”) 8,690,000 shares of its common stock in settlement of bona fide claims against the Company which were purchased by Ironridge from various creditors of the Company (the “Claim Amount”). The shares issued to Ironridge were freely tradable and exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the court order issued by the  California Superior Court for the County of Los Angeles (“California State Court”) on November 8, 2013, the shares of the Company’s common stock were deemed issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. The number of shares issued to Ironridge is subject to an adjustment based on the trading price of our stock such that the value of the shares is sufficient to cover the Claim

Amount, a 10% agent fee amount and Ironridge’s reasonable legal fees and expenses ( the “Final Amount”), which Final Amount is equal to $766,238.29.

On February 10, 2014, Ironridge made a request for, and we issued, an additional 1,615,550 shares of the Registrant’s common stock as a result of the adjustment provisions under the Stipulation in the court order issued by the California State Court.

On April 4, 2014, Ironridge requested even more shares pursuant to the adjustment provision under the Stipulation in the court order issued by the California State Court. This time their request was for an additional 1,646,550 shares of the Company’s common stock. We declined to issue these additional shares because Ironridge had already received, to that date, approximately 10,305,550 shares of free trading stock with a market value of approximately $1.2 million (based on the closing stock price on May 6, 2012), in settlement of a Final Amount of $766,238.29..The shares issued to Ironridge represent a premium of 48% to the Final Amount.

On May 6, 2014, Ironridge submitted an ex parte application to the California State Court to compel the issuance of the 1,646,550 shares requested from the Company on April 4, 2014, and the California State Court without a hearing entered an order to compel the Company to issue the additional shares. On the same day, the we filed a notice of appeal of the California State Court’s order. The appeal automatically stays enforcement of the California State Court’s May 6 order.

We believe that Ironridge is not entitled to additional shares as it has received a significant premium on the Final Amount which Ironridge itself had declared to the California State Court served as the basis of the adjustment mechanism for the number of shares issued based on the Company’s stock price. We will vigorously pursue the appeal, and reversal, of the California State Court order.

The Company accrued the potential issuance of these shares and have expensed $164,655 to financing cost in the financial statement as of March 31, 2014.

EQUITY INVESTMENTS

WholesaleRx

As of March 31, 2014, the Company has a 14% non-controlling ownership interest in WholesaleRx, Inc., which represents over 700 such independent pharmacy operations and is DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company in consideration of which the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances). Under the November 1 Agreement, ScripsAmerica agreed to provide purchase order financing to WholesaleRx and purchased a 20% equity stake in WholesaleRx. In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 20% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 20% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid.

Per the November 1, 2013 agreement with WholesaleRx the Company agreed to make an equity investment of $400,000 for 12,000 shares, which will represent 20% ownership interest in WholesaleRx. The subscription amount is to be paid in three installments, $150,000 upon execution of the agreement, $125,000 on December 31, 2013 which was paid in January 2014 and $125,000 on February 15, 2014, which has not been made as of May 20, 2014. As a result of the payment of the two installments, the Company currently has a 14% ownership interest in WholesaleRx.

This investment is accounted for under the equity method because the Company exercises significant influence but does not exercise control. Our initial investment of $275,000 was increased for the equity earnings of our 14% interest in WholesaleRx to $278,265. WholesaleRx’s unaudited financial information is as follows

	As of March 31, 2014	As of December 31, 2013

Current assets	$261,000	$137,000
Total assets	$339,000	$176,000
Liabilities	$186,000	$19,000
Stockholders' Equity	$153,000	$157,000

VARIABLE INTEREST ENTITIES (VIE)

P.I.M.D International, LLC

The Company is the primary beneficiary of P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida, which is considered to be a Variable Interest Entity (VIE). Our determination that PIMD is a variable interest entity (VIE) was based on the fact that PIMD’s equity at risk is insufficient to finance its activities. The Company would be considered the primary beneficiary of the VIE as it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. ScripsAmerica receives a majority of PIMD’s expected profits and losses. We also will provide the primary financing for inventory purchases through related parties.

The assets and liabilities and revenues and expenses of PIMD have been included in the accompanying consolidated financial statements. At November 1, 2013, PIMD’s beginning capital was $41,000 and they had accumulated deficit of $49,607. During 2014 the non-controlling interest in PIMD made a distribution of $114,237, and in 2013 made a distribution of $119,650 to the shareholders of PIMD making the total equity attributed to non-controlling interest to be a deficit of $305,203.

Details of the loan agreement are as follows: In December, 2013, the Company revised an October 2013 purchase agreement to acquire 90% of the Membership Units in PIMD. Although founded approximately 4 years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that the Company obtain the necessary licenses from Florida (and from the DEA) for the ownership of a drug distribution company like PIMD. However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to change the structure of the relationship. Accordingly, the original purchase agreement was cancelled and voided. The funds already advanced by ScripsAmerica to PIMD were converted to a loan and the relationship between PIMD and ScripsAmerica became a Sourcing and Marketing Agreement. Implex Corporation, owned by the Company’s legal counsel, who is a Florida resident, has stepped in to assist with any licensing issues. The Company believes that if licensing is required it will be that of Implex, based in Florida and with a Florida owner.

Under this Sourcing and Marketing Agreement, which the Company entered into with PIMD in December 2013, the Company will help PIMD to secure (1) advantageous sources of drugs and (2) marketing and sales assistance in selling the drugs. For these services, the Company will receive a “Sourcing and Marketing Fee” which is 45% of the “Calculated Basis” to be calculated under a formula in the Sourcing and Marketing Agreement. PIMD had no significant sales in first quarter 2014.

PIMD unaudited financial information as of March 31, 2014 and December 31, 2013 is as follows:

	As of March 31, 2014	As of December 31, 2013

Current assets	$16,000	$31,000
Total assets	$68,000	$31,000
Liabililties	$373,000	$177,000
Stockholders' Equity	$(305,000)	$(146,000)

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

Business Combination and Intangible Asset

On January 29, 2014, Implex Corporation, which is owned by our legal counsel and related party, Richard C. Fox, entered into a stock purchase agreement to acquire from its owner the specialty pharmacy Main Avenue Pharmacy, Inc.(“MAvp” or “Main Avenue Pharmacy”), located in Clifton, New Jersey, for $550,000. The purchase price will be paid in installments and the shares will be held by an escrow agent until the final payment is made. Under the purchase agreement, the final payment is to be made on July 11, 2014 (unless extended by the parties). Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy, Inc.

Under the purchase agreement with the owner of Main Avenue Pharmacy, Implex acquired the workforce (3 employees) and the applicable state pharmacy licenses but the purchase did not include cash, receivables or any existing customer lists of the owner. It also excluded any existing liabilities prior to January 29, 2014. The total purchase price of $550,000 was preliminarily allocated to intangible assets based on the estimated fair value of intangible assets. The Company is currently in the process of obtaining an independent valuation and upon completion, the purchase price will be allocated to the identifiable assets acquired which may require modification to the preliminary allocation. Excess purchase consideration, if any, will be allocated to goodwill. All other tangible assets acquired had no significant fair value. The preliminary allocation assumes the intangible assets are indefinite lived. This estimate may be modified upon the completion of the independent valuation. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value as required.

The payment of the purchase price of $550,000 is as follows: The initial installment payment of $475,000 was made via a $175,000 payment directly from ScripsAmerica on Implex’s behalf and $300,000 in borrowings obtained by Implex, $250,000 from a current stockholder and $50,000 from a related party (See note 9 for note details). A $60,000 installment payment will be made in second quarter 2014 and the final payment of $15,000 is to be made on July 11, 2014 (unless extended by the parties). This $75,000 of payments to be made has been accrued in the accrued liabilities in the condensed consolidated balance sheet as of March 31, 2014. MAvP is specialty pharmacy which is license to prepare and fill prescription via a topical cream format versus pill format. MAvP was basically a dormant business and had no significant sales in 2014. Implex acquired the Company for its Pharmacist and license. Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy.

The Company’s condensed consolidated financial statements for the three months ended March 31, 2014 include the results of Main Avenue since the date of acquisition. The entire product revenue and product cost of sales in the March 31, 2014 statement of operations is related to Main Avenue Pharmacy. Unaudited proforma results for the three months period end March 31, 2014 and 2013, as if the acquisition occurred as of January 1, 2013, were not presented because the amounts were not material because the business was dormant for the past twelve months.

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

For the management services provided by the ScripsAmerica under this Business Management Agreement, Implex will pay us a combined monthly Management and Financing Fee. This combined fee will be equal to 97% of the Calculation Basis (receipts from paid invoices less Implex’s monthly draw and various expenses of Main Avenue Pharmacy). Since ScripsAmerica will have controlling interest in Implex management has consolidated the activities of Main Avenue Pharmacy into our financial statements in first quarter 2014.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and estimates

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments which is considered to be a Variable Interest Entity (VIE) the Company would be considered the primary beneficiary of the VIE as it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Investments in entities in which the Company does not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence are accounted for using the cost method. For those consolidated subsidiaries where Our equity investment is classified in “Equity Investments” on the balance sheet.

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

Revenue Recognition – Product revenue associated with our pharmaceutical distribution services and our specialty pharmacy business is recognized when product is shipped from a contract packager or our pharmacy to our customers’ warehouses or directly to a patient, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

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

Commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. Per our agreement with our pharmaceutical partner, the Company will earn a 14% commission on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies

Accounts Receivable Trade, net – Accounts receivable are stated at estimated net realizable value.  These receivable are from Main Avenue Pharmacy, which we manage under an agreement with the sole shareholder, Implex Corporation, and we only ship prescription products to patients upon payment approval by the patients’ insurance company, payments are usually received with 30 days of product being shipped. As of March 31, 2014 and December 31, 2013, no allowance for doubtful accounts was deemed necessary.

Intangible assets – The Company amortizes the cost of other intangibles over their useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value as required.

Receivable – Contract Packager – The Company has receivables from Marlex Pharmaceuticals, Inc. (“Contract Packager”), in the amount of $1,084,560 and $1,088,598 at March 31, 2014 and December 31, 2013, respectively. This receivable consists of purchase order (PO) financing, revenue earned for U.S. government sales and monthly payments due under the settlement agreement entered into on September 6, 2013. Under the September 6, 2013 settlement agreement, the Company is entitled to recover $408,150 of these receivables of which $190,473 has been recovered as of March 31, 2014. Consequently, the reserved amount has been offset against the allotment and since collectability is still not certain on the remaining receivable, we have fully reserved it as of March 31, 2014 and December 31, 2013.

Receivable – related party – WholesaleRx, our pharmaceutical partner in which we have a 14% investment, is an entity from which we recognize Commission fees when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The receivable consists of PO financing, and revenue earned for commission sales agreement entered into in November 1, 2013. No reserve for un-collectability due to short history and no prior bad debts.

Derivative Financial Instruments – Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying values (e.g. interest rate, security price or other variable) that require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are, initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments. These contracts require evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ deficit.

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

Fair Value Measurements – The Company follows the provision of ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date) and provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, obligation due factor, and notes payable approximate their fair values due to their short-term maturities. The carrying value of the Company’s investments approximate fair value because the investments were made in 2013 and the carrying value includes the Company’s share of the investee’s earnings from the date of acquisition. (See Note 5.) The carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 11 for fair value of derivative liabilities.

Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. As of March 31, 2014 and December 31, 2013, the Company issued 5,065,000 and 5,015,000, respectively for employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model. See Note 11 for fair value of these employee stock options.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees, the fair value at the grant date is used to value the expense. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•	the stock option or warrant exercise price,
•	the expected term of the option or warrant,
•	the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,
•	the expected volatility of our common stock,
•	expected dividends on our common stock (although we do not anticipate paying dividends in the foreseeable future),
•	the risk free interest rate for the expected option or warrant term, and
•	the expected forfeiture rate.

Earnings (Loss) Per Share – Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of March 31, 2014, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares of common stock, warrants convertible into 5,228,572 shares, options convertible into 5,065,000 shares and notes payable convertible into 8,148,206 shares of common stock.

ITEM 4.	CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective.

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

On January 7, 2014, the Company issued 569,801 restricted shares of its common stock to JMJ Financial for the conversion of a note in the principal amount of $68,376.

On January 8, 2014, the Company issued 450,000 restricted shares of common stock to Thomas Ka Chun Siu for consulting services related to Global Pharma Hub’s business. The services were valued at $54,000.

On January 8, 2014, the Company issued 400,000 restricted shares of common stock to Craig Chung Sing Chan for consulting services related to Global Pharma Hub’s business.  The services were valued at $48,000.

On January 8, 2014, the Company issued 400,000 restricted shares of common stock to Philip Chun Yin Chan for consulting services related to Global Pharma Hub’s business.  The services were valued at $48,000.

On January 8, 2014, the Company issued 16,000 restricted shares of common stock to Nick Torrens under a consulting agreement with regard to public relations services.  The services were valued at $1,920.

On January 31, 2014, the Company issued 100,000 restricted shares of common stock to GEL Properties, LLC for financial consulting services. The services were valued at $11,000.

On January 15, 2014, we issued 928,670 shares of restricted common stock to Seaside 88, LP pursuant to a Stock Purchase Agreement entered into on November 4, 2013. The purchase price of the shares was $69,093.

On January 15, 2014, the Company issued 477,272 restricted shares of its common stock to JSJ Investments for the conversion of a note in the principal amount of $57,273.

In January 2014, the Company issued an aggregate of 818,730 restricted shares of its common stock to Beaufort Ventures PLC for the conversion of a note in the principal amount of $79,200.

Pursuant to its the settlement agreement with GEM Global Yield Fund Limited (as described below), (a) the Company sold 887,280 shares of its common stock to GEM for a purchase price of $125,381, and (b) GEM concurrently assigned to Steve Urbanski the right to receive the 887,280 shares of the Company's common stock upon the receipt by the Company of the purchase price (net of $15,211 which was paid to GEM's legal counsel).   The Company issued the 887,280 shares to Mr. Urbanski on January 22, 2014.

On January 23, 2014, the Company issued 182,609 restricted shares of common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $21,913.

On January 23, 2014, the Company issued 18,260 restricted shares of common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $2,191.

In January 2014, the Company issued an aggregate of 390,000 restricted shares of its common stock to Vista Capital Investments LLC for the conversion of a note in the principal amount of $62,100.

On January 29, 2014, the Company issued an aggregate of 439,498 restricted shares of its common stock to Iconic Holdings, LLC for the conversion of a note in the principal amount of $74,715.

On January 30, 2014, the Company issued an aggregate of 953,378 restricted shares of its common stock to ARRG Corp. for the conversion of a note in the principal amount of $181,142.

On January 31, 2014, the Company issued an aggregate of 937,321 restricted shares of its common stock to Caesar Capital Group LLC for the conversion of a note in the principal amount of $187,464.

In January 2014, the Company issued an aggregate of 4,830,000 shares of restricted common stock to nine (9) investors in a private placement of shares. The purchase price of the shares was an aggregate of $241,500.

On February 4, 2014, we issued 1,342,070 shares of restricted common stock to Seaside 88, LP pursuant to a Stock Purchase Agreement entered into on November 4, 2013. The purchase price of the shares was $142,528.

On February 4, 2014, the Company issued 170,073 restricted shares of its common stock to Vista Capital Investments LLC for the conversion of a note in the principal amount of $30,613.

On February 11, 2014, the Company issued 16,667 restricted shares of its common stock to Nick Torrens under a consulting agreement with regard to public relations services.  These services were valued at $2,333.

On February 24, 2014, the Company issued 1,615,550 shares of its common stock to Ironridge Global Partners LLC pursuant to an adjustment provision based on the trading price of the Company’s common stock which provision was contained in a stipulation contained in the court order issued by the California Superior Court for the County of Los Angeles (“California State Court”) on November 8, 2013. These shares were issued as part of the settlement of bona fide claims against the Company which were purchased by Ironridge from various creditors of the Company.

On February 24, 2014, the Company issued 200,000 restricted shares of its common stock to Sterling LLC for consulting services with respect to the Global Pharma Hub joint venture. These services were valued at $26,000.

On February 24, 2014, the Company issued 200,000 restricted shares of its common stock to Forbes Investment Ltd. for consulting services with respect to the Global Pharma Hub joint venture. These services were valued at $26,000.

On February 24, 2014, the Company issued 191,667 restricted shares of common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $24,917.

On February 24, 2014, the Company issued 19,167 restricted shares of common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $2,492.

On February 25, 2014, the Company issued 527,177 restricted shares of its common stock to Typenex Co Investment LLC for the conversion of a note in the principal amount of $63,261.

In February 2014, the Company issued an aggregate of 5,242,937 shares of restricted common stock to 13 investors in a private placement of shares. The purchase price of the shares was an aggregate of $282,013.

On March 18, 2014, the Company issued 25,000 restricted shares of its common stock to Cambridge Partners for consulting services. These services were valued at $3,000.

On March 19, 2014, the Company issued 16,667 restricted shares of common stock to Nick Torrens under a consulting agreement with regard to public relations services.  The shares were valued at $1,667.

On March 20, 2014, the Company issued 850,794 restricted shares of its common stock to Beaufort Ventures PLC for the conversion of a note in the principal amount of $85,079.

On March 26, 2014, the Company issued 488,460 restricted shares of its common stock to Typenex Co Investment LLC for the conversion of a note in the principal amount of $48,846.

On March 27, 2014, the Company issued an aggregate of 32,000 shares of common stock to our five outside directors for their attendance at board and committee meetings during the first quarter of 2014, which shares were valued at $2,880.

On March 31, 2014, the Company issued 21,000 restricted shares of common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $2,520.

On March 31, 2014, the Company issued 21,000 restricted shares of common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $2,520.

In March 2014, the Company issued an aggregate of 6,760,000 shares of restricted common stock to eleven (11) investors in a private placement of shares. The purchase price of the shares was an aggregate of $350,500.

The shares issued to Ironridge Global Partners LLC were freely tradable and exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(10) of the Securities Act.

Except for the shares of the Company’s common stock issued to Ironridge, the shares of the Company’s common stock issued during the first quarter as described above qualified for an exemption under Section 4(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the above securities transaction.

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

Dated: May 20, 2014
By: /s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

By: /s/ Jeffrey Andrews
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

