Form 10-Q
period 2014-06-30
ScripsAmerica, Inc.
filed 2014-08-14
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2014

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

Yes ☐    No ☒

As of August 14, 2014, the registrant had 135,901,195 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2014

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SCRIPSAMERICA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$345,627	$47,293
Accounts receivable trade, net	1,052,281	–
Receivable - contract packager, net of allowance of $163,262 and $408,150, respectively	1,157,926	1,088,598
Receivable - commissions WholeSaleRx	73,489	24,223
Inventory	362,988	–
Intangible asset – licenses, net	8,000	–
Prepaid expenses and other current assets	159,190	329,673
Total Current Assets	3,159,501	1,489,787
Property and Equipment, net	22,525	–
Other Assets
Investments	278,265	276,956
Goodwill	538,000	–
Other Assets	14,720	14,720
	830,985	291,676
TOTAL ASSETS	$4,013,011	$1,781,463

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credit	$12	$99,222
Accounts payable and accrued expenses	1,132,133	226,570
Purchase order financing - related party	1,028,192	1,037,494
Term loans payable	502,251	–
Term loan payable - related party	113,054	–
Royalty payable	7,323	–
Royalty payable - related party	11,839	5,302
Stock to be issued	54,945	273,947
Current portion of long-term debt - related party	128,149	122,529
Convertible notes payable - net of discount $3,207 and $259,396 respectively	22,418	289,839
Derivative liability	15,660	1,133,393
Total Current Liabilities	3,015,976	3,188,296
Non-Current Liabilities
Preferred stock dividends payable	229,460	187,740
Convertible notes payable - related parties	108,776	120,738
Convertible notes payable - net of discounts $0 and $168,273 respectively	594,048	628,795
Long-term debt, less current portion - related party	164,776	230,287
Total Non-Current Liabilities	1,097,060	1,167,560
Total Liabilities	4,113,036	4,355,856

Commitments and Contingencies
Series A Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding	1,043,000	1,043,000

Stockholders' Deficit
Common stock - $0.001 par value; 250,000,000 shares authorized; 132,753,985 and 91,792,839 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	132,754	91,794
Additional paid-in capital	14,548,201	10,046,457
Accumulated deficit	(15,477,543)	(13,609,078)
Total Stockholders' Deficit of ScripsAmerica, Inc.	(796,588)	(3,470,827)

Deficit Attributed to Noncontrolling interest	(346,437)	(146,566)
Total Stockholders' Deficit	(1,143,025)	(3,617,393)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,013,011	$1,781,463

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net revenues
Product revenues, net	$3,506,792	$–	$4,123,925	$150,499
Revenues net, from contract packager	119,216	91,628	242,918	228,502
Commission fees - WholeSaleRx	74,713		157,737	–
Total net revenues	3,700,721	91,628	4,524,580	379,001

Cost of Goods Sold
Product	291,600	–	400,729	210,540
Royalty expense	85,893	95,845	202,953	183,345
	377,493	95,845	603,682	393,885

Gross Profit (Loss)	3,323,228	(4,217)	3,920,898	(14,884)
Selling, General and Administrative Expenses	3,310,170	686,194	3,909,508	1,119,994
Selling, General and Administrative Expenses share-based compensation issued for services	734,697	944,305	946,588	1,140,105
Allowance for receivable - contract packager	–	1,210,999	–	1,210,999

Total Operating Expenses	4,044,867	2,841,498	4,856,096	3,471,098
Loss from Operations	(721,639)	(2,845,715)	(935,198)	(3,485,982)
Other Income (Expenses), net
Interest expense	(32,853)	(143,404)	(115,776)	(226,548)
Financing costs	(10,438)	–	(823,832)	–
Loss from derivatives issued with debt greater than carrying value	–	(343,421)	–	(343,421)
Gain (Loss) on revaluation of derivatives	879	(1,461,593)	(511,911)	(1,468,458)
Amortization of debt discount	(17,581)	(172,923)	(110,916)	(214,006)
Gain on extinguishment of debt	127,033	66,740	583,945	117,965
Income from equity investments	–	–	1,309	–
	67,040	(2,054,601)	(977,181)	(2,134,468)

Loss Before Provision for Income taxes	(654,599)	(4,900,316)	(1,912,379)	(5,620,450)
Provision for Tax Expense	–	–	–	–
Net Loss	(654,599)	(4,900,316)	(1,912,379)	(5,620,450)
Loss Attributed to noncontrolling interest	(41,234)	–	(85,634)	–
Net Loss Attributed to ScripsAmerica, Inc.	(613,365)	(4,900,316)	(1,826,745)	(5,620,450)
Preferred Stock Dividend	(20,860)	(20,860)	(41,720)	(41,720)
Net Loss Available to Common Shareholders	$(634,225)	$(4,921,176)	$(1,868,465)	$(5,662,170)
Loss Per Common Share
Basic and Diluted	$(0.00)	$(0.08)	$(0.02)	$(0.09)
Weighted Average Number of Common Shares
Basic and Diluted	128,745,470	61,911,747	118,619,412	59,783,566

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statement of Changes in Stockholders' Deficit

For the six months ended June 30, 2014 and year ended December 31, 2013

	Common Stock		Additional Paid-In	Retained Earnings	Stockholders' Deficit	Deficit	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	ScripsAmerica	Noncontrolling	Deficit

Balance - January 1, 2013	91,792,839	$91,794	$10,046,457	$(13,609,078)	$(3,470,827)	$(146,566)	$(3,617,393)

Common stock issued for cash	24,917,066	24,917	1,400,408		1,425,325		1,425,325
Common stock issued for services - Directors	68,000	68	6,772		6,840		6,840
Common stock issued for conversion of Convertible Notes payable	8,563,213	8,563	1,173,715	–	1,182,278	–	1,182,278
Common stock issued for services - non employees	4,079,334	4,079	460,941		465,020		465,020
Common stock issued for royalty payment	705,703	706	86,087		86,793		86,793
Common stock issued for debt financing charges	1,740,550	1,740	222,281		224,021		224,021
Common stock issued in settlement agreement	887,280	887	124,494		125,381		125,381
Dividends for convertible preferred stock				(41,720)	(41,720)		(41,720)
Common stock options issued for services - Directors			8,812		8,812		8,812
Common stock options issued for services – employees		465,916		465,916		465,916
Common stock warrants issued for financing costs			552,318		552,318		552,318
Distribution taken from noncontrolling interest	–				–	(114,237)	(114,237)
Net Loss	–			(1,826,745)	(1,826,745)	(85,634)	(1,912,379)

Balance - June 30, 2014	132,753,985	$132,754	$14,548,201	$15,477,543)	$(796,588)	$(346,437)	$(1,143,025)

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months end June 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(1,912,379)	$(5,620,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Income from equity method investee	(1,309)	–
Amortization of discount on convertible notes payable	110,916	214,006
Loss from derivatives issued with debt	–	343,421
Depreciation expense	1,296	–
Amortization of licenses	4,000	–
Amortization of loan fees	8,000	53,500
Common stock issued for services	419,360	1,140,105
Common stock issued for payment of royalty fees	86,793	235,845
Common stock issued for finance fees	66,000	–
Options issued for services - Employees	465,916	–
Options issued for services - Directors	8,812	–
Warrants issued for settlement fee	552,318	–
Change in derivative liability	511,911	1,468,458
Reserve on receivable - Trade	10,000	–
Reserve on receivable - Contract packager	–	1,385,000
Gain on extinguishment of debt	(583,945)	(117,965)
Allowance for chargebacks	–	(11,399)
Change in operating assets and liabilities
Accounts receivable - trade	(1,062,281)	301,930
Accounts receivable - related party	(49,266)	–
Receivable - Contract packager	(69,328)	394,051
Prepaid expenses and other current assets	(34,527)	154,156
Inventory	(87,978)	–
Accounts payable and accrued expenses	868,575	(2,410)
Cash used in operating activities	(686,616)	(61,752)

Cash Flows from Investing Activities
Acquisition of businesses	(175,000)	–
Purchase of property and equipment	(23,821)	–
Deposit for acquisition of business	(70,000)	–
Cash provided by investing activities	(268,821)	–

Cash Flows from Financing Activities
Proceeds under bank line of credit, net	(99,210)	12,591
Proceeds from Issuance of common stock	1,499,780	211,197
Proceeds from stock to be issued	43,500	–
Proceeds from term loan, net	53,981	–
Proceeds from convertible notes payable	114,750	827,950
Payments for convertible notes payable	(95,480)	–
Proceeds from notes payable	250,000	–
Proceeds from notes payable - related party	75,000	–
Payments on note payable	(59,730)	–
Payments on note payable - related party	(11,946)	–
Proceeds from PO financing from related party, net	(9,302)	(578,280)
Payments to factor, net	–	(141,725)
Payments on convertible notes payable	(321,482)	(216,354)
Payments on convertible note payable - related party	(11,962)	–
Payments on note payable - related party	(59,891)	(54,755)
Payments to members of noncontrolling interest	(114,237)	–
Cash provided by financing activities	1,253,771	60,624

Net Increase (Decrease) in Cash	298,334	(1,128)

Cash - Beginning of Period	47,293	13,513

Cash - End of Period	$345,627	$12,385

Supplemental Disclosures of Cash Flow Information
Cash Paid:
Interest	$67,103	$92,196
Noncash financing and investing activities:
Accrued Preferred Dividend payable	$41,720	$41,720
Investments - Main Ave Pharmacy	(300,000)	–
Financing – loans obtain for Main Ave Pharmacy	300,000	–
Conversion of note payable for common stock	$597,821	$274,968

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

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

However, we had no exclusive contract with McKesson and the Company’s other pharmaceutical distributors to utilize our services and our margins became compressed. As a result, in 2013 the business of providing these pharmaceutical distribution services was curtailed and we are now primarily focused on generating revenue through (1) the marketing, sale and distribution of our RapiMed® products, (2) our services to the independent pharmacy distribution business and (3) our entry into the specialty pharmacy business.

Specifically, we have developed a branded OTC product called “RapiMed” (www.rapimeds.com), which is a children’s pain reliever and fever reducer which is in the process of being launched in China though our joint venture entity Global Pharma Hub, and which we hope to launch in retail outlets in North America upon obtaining financing sometime in 2015. We have also entered into agreements with third parties pursuant to which we receive fees based on a formula tied to the gross profit on sales of pharmaceutical products to independent pharmacies by such third parties. Lastly, in February 2014 we entered into an agreement with a New Jersey pharmacy, Main Ave Pharmacy Inc., that specializes in topical pain creams and since we will have significant controlling interest via related party relationships and are the primary beneficiary, the Company will consolidate financial activities of specialty pharmacy.

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

At June 30, 2014, the Company had approximately $346,000 in cash and has continued to incur losses from operations. Our accumulated deficit is approximately $15.5 million (at June 30, 2014). After taking into consideration our 2014 interim results to date and current projections for the remainder of 2014, management believes that the Company’s cash flow from operations, coupled with recent financings, may not be sufficient to support the working capital requirements, debt service, applicable debt maturity requirements, and operating expenses through June 30, 2015.  The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to equal or exceed its planned operating cash flows, (ii) maintain continued availability on its line of credit and the ability to obtain additional financing or capital to fund and reduce its debt service obligations coming due and its operating expenses.

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

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

We completed the development of a children’s pain relief rapid orally disintegrating 80 mg and 160 mg tablets for OTC products. In January 2014, the Company formed a joint venture entity, Global Pharma Hub, Inc., for the licensing, marketing and distribution of our pediatric RapiMed® acetaminophen in foreign markets, with the initial market target in China. On March 10, 2014, we received a $200,000 purchase order for our children’s pain relief rapid orally disintegrating 80mg tablets from Global Pharma Hub for the China market. However, as of August 14, 2014, no shipments have been made.

In addition, we estimate that we will need approximately $1.5 million of incremental funding to launch RapiMed® products in the United States. The funding for launching the rapid orally disintegrating products in the U.S. is expected to come from the sale of equity securities and/or debt financing.  However, such financing has not yet been secured.

3 -	Summary of Significant Accounting Policies

A summary of significant accounting policies follows:

a.  Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All inter-company accounts and transactions have been eliminated in consolidation. For investments which are considered to be a Variable Interest Entity (VIE), the Company would be considered the primary beneficiary of the VIE if it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. Investments in entities in which the Company does not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence are accounted for using the cost method.

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

c.  Revenue Recognition – Product revenue associated with our pharmaceutical distribution services and our specialty pharmacy business is recognized when product is shipped from a contract packager or our pharmacy to our customers warehouses or directly to a patient, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

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

Commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. Per our agreement with our pharmaceutical partner, the Company will earn a 14% commission on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

d.  Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value.  These receivable are from our specialty pharmacy, in which we only ship prescription products to patients upon payment approval by the patients’ insurance company. Payments are usually received with 30 days of product being shipped. As of June 30, 2014, $10,000 has been recorded as an allowance for doubtful accounts. As of December 31, 2013, no allowance for doubtful accounts was deemed necessary.

e.  Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Maintenance costs that do not significantly extend the useful lives of the respective assets and repair costs are charged to operating expense as incurred.

f.  Intangible assets - The Company amortizes the cost of other intangibles over their useful lives unless such lives are deemed indefinite. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value if required.

We review the carrying values of property and equipment and long-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include the following:

o	significant declines in an asset’s market price;
o	significant deterioration in an asset’s physical condition;
o	significant changes in the nature or extent of an asset’s use or operation;
o	significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;
o	accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;
o	current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
o	expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying value. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods

g. Receivable – Contract Packager - The Company has receivables from Marlex Pharmaceuticals, Inc. (“Contract Packager”), in the amount of $1,157,926 and $1,088,598 at June 30, 2014 and December 31, 2013, respectively. This receivable consists of purchase order (PO) financing, revenue earned for U.S. government sales and monthly payments due from the settlement agreement entered into on September 6, 2013. Under the September 6, 2013 settlement agreement, the Company is entitled to recover $408,150 of these receivables of which $244,893 has been recovered as of June 30, 2014. Since collectability is not certain on the remaining receivable, we have fully reserved it as of June 30, 2014 and December 31, 2013.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

h.  Receivable – related party – WholesaleRx, our pharmaceutical partner in which we have a 14% investment, is an entity from which we recognize Commission fees when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The receivable consists of PO financing, and revenue earned for commission sales agreement entered into in November 1, 2013 (as subsequently amended by oral agreements).

i  Inventory - Inventories represent purchased finished products at our PIMD inventory location and at a third party manufacture’s warehouse location. Raw materials represent the cost of purchased material use to make our compounded prescription products at our Main Ave Pharmacy location. Both finished products and raw material costs are stated at the lower of cost or market determined by the first in, first out method.

k.  Derivative Financial Instruments - Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying values (e.g. interest rate, security price or other variable) that require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are, initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments. These contracts require evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value.

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

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

l.   Fair Value Measurements - The Company follows the provision of ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date) and provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, and notes payable approximate their fair values due to their short-term maturities. The carrying value of the Company’s investments approximate fair value because the investments were made in 2013 and the carrying value includes the Company’s share of the investee’s earnings from the date of acquisition to March 31, 2014. (See Note 7.) The carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 12 for fair value of derivative liabilities.

m.  Advertising Expenses - The Company expenses advertising costs as incurred.  The Company incurred advertising expenses in the amount of $2,758 and $159,917 for the three month period ended June 30, 2014 and 2013, respectively, and $29,017 and 204,413 for the six months ended June 30, 2014 and 2013, respectively.

n.  Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. As of June 30, 2014 and December 31, 2013, the Company issued 10,400,000 and 5,015,000, respectively for employee stock options that required calculating the fair value using a pricing model such as the Black-Scholes pricing model. See Note 13 for fair value of these employee stock options.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees, the fair value at the grant date is used to value the expense if the options or warrants are for future services, they are revalued at each reporting period.

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

o.  Earnings (Loss) Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of June 30, 2014, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares of common stock, warrants convertible into 5,228,572 shares, options convertible into 10,400,000 shares and notes payable convertible into 4,546,494 shares of common stock.

p.  Reclassification - Certain reclassifications have been made to the 2013 financial statements to conform to the interim 2014 condensed financial statements presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

q.  Recent Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update No.  2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard permits the use of either the retrospective or cumulative effect transition methods. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently in the process of evaluating this new guidance.

Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

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

	Three month sales as of June 30,		Six month sales as of June 30,
	2014	2013	2014	2013
Sales from U.S. government contract	3,519,621	1,293,880	7,206,843	3,249,225
Cost on U.S. government, per agreement	3,400,405	1,202,252	6,963,925	3,020,723
Revenue - net , from contract packager	119,216	91,628	242,918	228,502

In August 2013, we entered into an agreement with a pharmaceutical partner (Wholesale Rx) which began shipping generic pharmaceutical and OTC products to independent pharmacies. Under this agreement, which was amended on November 1, 2013, and then, subsequently amended by oral agreements, we received a commission of 14% on gross margins of pharmaceutical products sold. For the three and six months period ended June 30, 2014, this commission structure generated commission revenue of $74,713 and $157,737, respectively.

5 -	Inventory

Inventory consists of the following:

	As of June 30, 2014	As of December 31, 2013
Finished product at subcontract – RapiMed®	275,010	–
Finished product at PIMD, net of discounts	22,545	–
Raw material at Main Ave Pharmacy	65,433	–
Total Inventory	362,988	–

No inventory reserves have been made since all product are less than 12 months in age. The finished goods product at subcontractor is for product to be sold once we get approval from China regulators.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

6 -	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following :

		June 30, 2014	December 31, 2013
Prepayment for product to be manufactured	$	- (a)	$275,000
Prepaid insurances		9,649	25,400
Deferred financing costs, net		22,326	27,575
Deposit for purchase Pharma-Net America LLC		70,000 (b)	-
Prepaid other		23,600	1,698
Advances to WholesaleRx		33,615	–
Total prepaid expenses and other current assets		$159,190	$329,673

(a)	Funds provided for production of RapiMed® tablets by third party manufacturer. The production was completed and the tablets were reclassified as inventory in June 2014.
(b)	The Company has made a $70,000 deposit for a 100% ownership in a start-up limited liability company based in Florida named Pharma-Net America LLC (“Pharma-Net”). Pharma-Net’s business purpose is to provide doctor’s offices with special software that would act as a platform/link/network with the PBMs and doctors. It will provide 3rd party access for doctors, payers (insurance companies) and pharmacies. The agreement and final terms have not been signed or finalized by either party as of August 14, 2014.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

7 -	Investments

WholesaleRx

As of June 30, 2014, the Company has a 14% non-controlling ownership interest in WholesaleRx, Inc., which represents over 700 such independent pharmacy operations and is DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable realization issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances).

Per the November 1, 2013 agreement the Company agreed to make an equity investment of $400,000 for 12,000 shares, which will represent a 20% ownership interest in WholesaleRx, and to provide purchase order financing. WholesaleRx will pay the Company, on or before the 15th calendar day of each month, 14% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 14% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid. The subscription amount was to be paid in three installments, $150,000 upon execution of the agreement, $125,000 on December 31, 2013 which was paid in January 2014 and $125,000 on February 15, 2014, which has not been paid as of August 14, 2014.

Subsequent to November 1, 2013, the Company and Wholesale Rx made certain changes to the agreement, whereby the Company’s investment was reduced to $275,000, and the Company’s ownership interest was reduced to 14%, and the Company’s monthly fee was reduced to 14% of the gross profit for the preceding month if the purchase order financing was used during such prior month but only 8% if the purchase order financing was not used in such prior month. The subsequent amendments to the arrangement have not been reduced to a formal, written agreement and some of the arrangements are oral amendments. The parties are operating under their understanding of the current arrangement and Wholesale Rx is current in its obligations.

This investment was originally accounted for under the equity method because the Company expected the investment to exceed 20%. Our initial investment of $275,000 was increased for the equity earnings of our 14% interest from the date of initial investment to March 31, 2014, to a total of $278,265. It was originally anticipated that the investment would be 20% or possibly greater so we had recorded the investment using the equity method but circumstances have changed. We do not have significant influence and management has determined that the investment will not be greater than 20% so the Company will record this investment using the cost method .

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

The assets and liabilities and revenues and expenses of PIMD have been included in the accompanying consolidated financial statements. At November 1, 2013, PIMD’s beginning capital was $41,000 and they had accumulated deficit of $49,607. During 2014 the non-controlling interest in PIMD made a distribution of $114,237, and in 2013 also made a distribution of $119,650 to the shareholders of PIMD. The six months period ending June 30, 2014 loss recorded to statement of operations was $85,634 for cumulative loss of $103,944 making the total equity attributed to non-controlling interest to be a deficit of $346,437 at June 30, 2014.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

In December, 2013, the Company revised an October 2013 purchase agreement to acquire 90% of the Membership Units in PIMD. Although founded approximately 4 years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that the Company obtain the necessary licenses from Florida (and from the DEA) for the ownership of a drug distribution company like PIMD. However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to change the structure of the relationship. Accordingly, the original purchase agreement was cancelled and voided. The funds already advanced by ScripsAmerica to PIMD were converted to a loan and the relationship between PIMD and ScripsAmerica became a Sourcing and Marketing Agreement. Implex Corporation, owned by the Company’s legal counsel and a shareholder, who is a Florida resident, has stepped in to assist with any licensing issues. The Company believes that if licensing is required it will be that of Implex, based in Florida and with a Florida owner.

Under this Sourcing and Marketing Agreement, which the Company entered into with PIMD in December 2013, the Company will help PIMD to secure (1) advantageous sources of drugs and (2) marketing and sales assistance in selling the drugs. For these services, the Company will receive a “Sourcing and Marketing Fee” which is 45% of the “Calculated Basis” to be calculated under a formula in the Sourcing and Marketing Agreement. PIMD had no significant sales for the first six months 2014.

PIMD unaudited financial information as of June 30, 2014 and December 31, 2013 is as follows:

	As of June 30, 2014	As of December 31, 2013

Current assets	$109,000	$31,000
Total assets	$132,000	$31,000
Liabilities	$33,000	$177,000
Stockholders' Equity	$99,000	$(146,000)

Implex, a related party, borrowed $272,000 from ScripsAmerica at an interest rate of 2% and it has re-loaned the funds to PIMD at an interest rate of 5%. Implex will keep the 3% differential. The Company’s loan to Implex and Implex’s loan to PIMD are both for a five year period. Implex will be entering into a “Business Development and Retention Agreement” with PIMD to assist PIMD with the development of its business.

8 -	Business Combination and Intangible Assets

On January 29, 2014, Implex Corporation, which is owned by our legal counsel and related party, Richard C. Fox, entered into a stock purchase agreement to acquire from its owner the specialty pharmacy Main Avenue Pharmacy, Inc.(“MAvP”), located in Clifton, New Jersey, for $550,000. The purchase price was paid in installments and paid in full as of June 30, 2014. Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company consolidated financial activities of Main Avenue Pharmacy, Inc.

Under the purchase agreement with the owner of Main Avenue Pharmacy, Implex acquired the workforce (3 employees) and the applicable state pharmacy licenses but the purchase did not include cash, receivables or any existing customer lists of the owner. It also excluded any existing liabilities prior to January 29, 2014. The total purchase price of $550,000 was preliminary allocated to MAvP’s net tangible and intangible assets based on the estimated fair value as of January 29, 2014. Excess purchase consideration, if any, was allocated to goodwill. All other tangible assets acquired had no significant fair value. This preliminary valuation determined that the only intangible assets acquired were the licenses with an estimated value of $12,000 and a one year life. As a result, $538,000 was allocated to goodwill for the excess of the purchase price. The Company amortized the intangible assets for the licenses beginning in March 2014 and has recorded an amortization expense of $4,000 as of June 30, 2014. Intangible assets with indefinite lives are not amortized (Goodwill); however, they are tested annually for impairment and when events or circumstances indicate change in fair value.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

The payment of the purchase price of $550,000 is as follows: The initial installment payment of $475,000 was made via a $175,000 payment directly from ScripsAmerica on Implex’s behalf and $300,000 in borrowings obtained by Implex, 250,000 from a current stockholder and $50,000 from a related party (See note 10 for note details). A $60,000 installment payment was made in April 2014 and the final payments were made by June 30, 2014. MAvP is a specialty pharmacy which is licensed to prepare and fill prescriptions via a topical cream format versus pill format. MAvP was basically a dormant business and had no significant sales prior to the acquisition in 2014, and MAvP was acquired for its Pharmacist and license. Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy.

The Company’s condensed consolidated financial statements for the six months ended June 30, 2014 include the results of Main Avenue Pharmacy since the date of acquisition. The entire product revenue and product cost of sales in the June 30, 2014 statement of operations is related to Main Avenue Pharmacy. Unaudited proforma results for the six months period ended June 30, 2014 is as follows

As of June 30, 2014

Current assets	$1,339,000
Total assets	$1,339,000
Liabilities	$884,000
Stockholders' Equity	$455,000

The December 31, 2013, amounts were not presented because the amounts were immaterial and unavailable because the business was dormant for the past twelve months.

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

The original agreement date February 20, 2014 has been amended so that Scrips for its management services provided by the amended Business Management Agreement, effective April 1, 2014, ScripsAmerican will receive 100% of the profits and losses of Main Ave Pharmacy as defined by GAAP for profits and losses.and since ScripsAmeica has controlling interest in Implex, management has consolidated the activities of Main Avenue Pharmacy into our financial statements in 2014.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

9 -	Joint Ventures Agreement

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

Global Pharma Hub signed an exclusive sub-licensing agreement for RapiMed® in the territory of Hong Kong on January 28, 2014, with NYJJ Hong Kong Ltd. to generate initial and ongoing orders for the product following its registration approval by the Hong Kong government.  The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$550,000 in purchase orders during first 12 months;
2.	$1,500,000 in purchase orders during the second 12 months; and
3.	$2,500,000 in purchase orders during the third12 months.

On February 22, 2014, Global Pharma Hub signed an exclusive sub-licensing agreement with Jetsaw Pharmaceutical, Inc. the marketing and distribution of RapiMed® pediatric acetaminophen in the territory of Canada for an initial term of three years. The minimum sales quotas terms of the exclusive Canadian sub-licensing agreement are as follows:

1.	$120,000 in purchase orders during first 12 months;
2.	$220,000 in purchase orders during the second 12 months; and
3.	$320,000 in purchase orders during the third12 months.

As of June 30, 2014, no funds have been provided by either partner, no losses or income generated and this joint venture is still in the development stage.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

10 -	Accounts Payable and accrued expenses

Accounts payable and accrued expenses consist of the following:
	As of June 30, 2014	As of December 31, 2013
Accounts payable and general accruals	$139,187	$226,570
Accrued commission expense	818,653	–
Accrued Ironridge expense (see note 17)	164,655	–
Deferred rent payable - PIMD	9,638	–
Total	$1,132,133	$226,570

11 -	Debt

Debt consists of the following as of June 30, 2014 and December 31, 2014

	June 30, 2014	December 31, 2013
Line of credit	12	99,223
Debt with related party	292,925	352,816
12% Fixed rate Convertible notes payable	594,048	574,778
12% Fixed rate Convertible notes payable-related party	108,776	120,738
8% variable convertible notes payable	–	116,334
10% variable convertible notes payable	22,418	179,291
12% variable convertible notes payable	–	48,230
12% 1 year term loan	190,270	–
12% 1 year term loan – related party	38,054	–
24% 1 year term loan	250,000	–
24% 1 year term loan – related party	75,000	–
QuarterSpot – Term loan	61,981	–
Total notes payable	1,633,484	1,491,410
Less current maturities	765,884	511,590
Long-term debt	867,600	979,820

Debt discounts consist of the following:
8% variable convertible notes payable	–	286,166
10% variable convertible notes payable	3,207	100,709
12% variable convertible notes payable	–	40,794
	3,207	427,669

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

Line of Credit

In October 2013, the Company’s line of credit from Wells Fargo Bank was renewed. This line of credit will allow the Company to borrow up to a maximum of $100,000, at an interest rate of prime plus 6.25% (9% at June 30, 2014). The line is secured by a personal guarantee by the Company’s CEO. The outstanding borrowings under this line of credit at June 30, 2014 and December 31, 2013 were $12 and $99,222, respectively. The Company incurred interest expense under this line of credit of approximately $12 and $437 and $146 and $2,406 for the three and six months ended June 30, 2014 and 2013, respectively.

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

In addition to the monthly loan repayments, during the 48 month period ending August 15, 2016, and regardless if the loan is prepaid in full, the Company will pay to Development 72 a royalty equal to one percent (1%) of all revenues that the Company receives from the Company’s sale or distribution of its RapiMed® rapid orally disintegrating formulation products. The royalty payments will be made quarterly and are subject to a fee for late payment or underpayment. Development 72 is a related party because the manager of Development 72, Andrius Pranskevicius, is a member of the Company’s board of directors. There were no sales during the first quarter and second quarter of 2014 and 2013 related to this and therefore no royalties were expensed or owed.

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

Interest expense associated with this note for the three month and six month periods ended June 30, 2014 and 2013, was $7,046 and $9,436, $14,763 and $19,000, respectively. The outstanding balance at June 30, 2014 and December 31, 2013 was $292,925 and $352,816, respectively, with a current liability balance of $128,149 and $122,529, respectively.

12% Fixed rate Convertible notes payable

The Company has obtained loans in various amounts beginning in 2011. These notes currently have terms of no required principal payments until maturity which currently are April 1, 2016. In June of 2014 the owners of these notes agreed to extend the maturity dates to April 1, 2016 from January 30, 2015 and November 30, 2015. The principal portion of these notes can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. These notes provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or in shares of common stock of the Company at $0.17 per share, at the option of the lender.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

During the six month period ended June 30, 2014 the following activity occurred relating to various notes in this category: the Company received $114,750 in cash for several new convertible promissory notes; the Company made $95,480 in principal payments. The outstanding balance at June 30, 2014 and December 31, 2013, was $594,048 and $574,778, respectively, with the current liability balance $0 and $574,778, respectively. The Company recorded interest expense for the three months and six months period ended June 30, 2014, of $18,249 and $42,268, respectively, and for the three and six months period ended June 30, 2013, $12,900 and $24,800, respectively.

12% Fixed rate Convertible notes payable-related party

The Company obtained loans in the amount of $80,000 in 2011 from a company owned by ScripsAmerica Company’s Chief Executive Officer. There is no required principal payment on the note until maturity which is April 1, 2016. The owner of this note agreed in June of 2014 to extend the maturity date to April 1, 2016 from January 30, 2015. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. These notes provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or in shares of common stock of the Company at $0.17 per share, at the option of the lender.

As of June 30, 2014 and December 31, 2013 the principal balance of this note with our Chief Executive Officer was $80,000. The Company recorded interest expense for the three months and six month period ended June 30, 2014 and 2013, of $2,400 and $4,800 and $2,400 and $4,800, respectively.

In 2012, the Company received $50,000 in cash for one convertible promissory note from a related party. The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or in shares of common stock of the Company at $0.17 per share, at the option of the lender. There is no required principal payment on the note until maturity which is April 1, 2016. The owner of this note agreed to change the maturity date from January 30, 2015. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. The note can be extended by mutual consent of the lender and the Company. Our Contact Packager also co-signed this note.

Additionally, the Company shall pay to the lender under the 2012 $50,000 note a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly. During the six month period ended June 30, 2014, the Company made cash payment of $11,962 in principal and as of June 30, 2014 and December 31, 2013, the principal balance was $28,776 and $40,738, respectively. The Company recorded interest expense for three and six months period ended June 30, 2014 of $1,523 and $2,876, respectively. For the three and six months period ended June 30, 2013, it recorded interest expense on this note of $1,500 and $3,000, respectively. During the three months and six months period ended June 30, 2014 the Company, made cash payments for royalty expense in the amount of $16,800 and $37,898, respectively, and issued 63,000 and 121,427, shares of its common stock, respectively, for payment of royalty expense, and recorded a royalty expense, of 31,000 and $64,000, for the three and six months period ended June 30, 2014 respectively.

8% Variable Convertible notes payable

In fiscal year 2013 the Company entered into six new securities purchase agreements (as of June 30, 2014 no notes were outstanding and as of December 31, 2013 only four were still outstanding) with various lenders pursuant to which the lenders purchased an 8% convertible note. The Company received $462,000 in cash for these 8% convertible notes payable with the aggregate principal amount equaling $547,500. Some of these notes included (i) a 10% discount in the aggregate amount of $27,500, and (ii) fees totaling $58,000 paid directly to third parties for legal and finder fees. The maturity dates for these notes range from six months to nineteen months from date of issuance. The conversion price for these notes is equal to a 40% to 65% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 10 trading day period prior the date of the notice of conversion. For some of these note, there is a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if made prepayment is made before a set period of time.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

Since these notes have a convertible features with a significant discount and could result in the note principal being converted to a variable number of the Company’s common stock, the instrument includes an embedded derivative. The fair value of the derivative associated with these note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility ranges between161.6% to 200.7%, risk-free interest rate ranges between 0.07% to 0.12% and expected life of 12 to 11 months. The fair value of the derivative at the date issued amounted to $1,329,815 and was revalued at December 31, 2013 to be $606,112. The debt discount associated with these derivatives is being amortized over the life of the notes.

During the six month period ended June 30, 2014 the following activity occurred relating to the various notes in this category: No new borrowings occurred. The Company paid the sum of $66,732 to a holder of one of these notes for the principal of $50,000. This cash payment of $66,732 included the accrued interest and a prepayment penalty charge. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $81,792. Two lenders converted $125,000 of principal into 1,890,699 shares of our common stock valued at $368,606. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $68,521. The Company also partially paid down the principal of a loan by making cash payments of $127,260 and issuing 2,039,864 of our common stock valued at $224,230. The Company recognized a gain for this extinguishment in the amount of $82,450.

As of June 30, 2014, and December 31, 2013 the principal balance was $0 and $402,500, respectively, and the unamortized debt discount was $0 and $286,166, respectively. The Company recorded interest expense for first quarter of 2014 and 2013 of $61,493 and $13,036, respectively. The Company would have been required to issue 0 and 6,044,978 of common stock if the lenders converted on June 30, 2014 and December 31, 2013, respectively. The fair value of the derivative liability at June 30, 2014 and December 31, 2013 was $0 and $606,112, respectively

10% Variable Convertible notes payable

During the fiscal year 2013 the Company entered into twelve new securities purchase agreements (as of June 30, 2014 only one note was still outstanding and as of December 31, 2013 only seven were still outstanding) with various lenders pursuant to which the lenders purchased a 10% convertible note. The Company received $371,167 in cash for these 10% convertible notes payable with the aggregate principal amount equaling $405,000. Some of these notes included (i) a 10% discount in the aggregate amount of $11,250 and (ii) fees totaling $22,583 paid directly to third parties for legal and finder fees. The maturity dates for these notes range from six months to twelve months from date of issuance. The conversion price for these notes are equal to a 35% to 65% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 20 trading day period prior the date of the notice of conversion. For some of these note there is a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if made prepayment is made before a set period of time.

Since these notes have a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common stock, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility ranges between 161.6% to 200, 7%, risk-free interest rate ranges between 0.07% to 0.12% and expected life of 12 to 11 months. The fair value of the derivative at the date issued amounted to $631,361 and was revalued at December 31, 2013 to be $383,337. The debt discount associated with this derivative is being amortized over the life of the notes.

During the six month period ended June 30, 2014 the following activity occurred relating various notes in this category: No new borrowing occurred. The Company paid the sum of $70,000 to a holder of one of these notes for the principal of $50,000. This cash payment of $70,000 included the accrued interest and prepayment penalty charge. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $98,390. Five lenders converted $178,750 of principal into 3,146,367 shares of our common stock valued at $408,028, and the Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $169,323. One lender partially convert a note with a principal a $51,250 into 457,099 shares of our common stock value at $54,852, with a remaining principal balance of $25,625.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

As of June 30, 2014 (only one note is still outstanding) and December 31, 2013, the principal balance was $22,418 and $280,000, respectively, and the unamortized debt discount was $3,202 and $100,709, respectively. The Company recorded interest expense for the three and six months period ended June 30, 2014, of $463 and $33,540 respectively. For the three and six months period ended June 30, 2013, the Company recorded interest expense of $4,800 and $9,588, respectively. The Company would have been required to issue 366,071 and 4,484,138 shares of common stock if the lenders converted on June 30, 2014 and December 31, 2013, respectively. The fair value of the derivative liability at June 30, 2014 and December 31, 2013 was $15,763 and $383,337, respectively.

12% Variable Convertible notes payable

During fiscal year 2013 the Company entered into seven new securities purchase agreements (as of June 30, 2014 no notes were outstanding and as of December 31, 2013 only three were still outstanding) with various lenders pursuant to which the lenders purchased a 12% convertible note. The Company received $233,200 in cash for these 12% convertible notes payable with the aggregate principal amount of $263,000. Some of these notes included (i) a 10% discount in the aggregate amount of $15,000 and (ii) fees totaling $14,800 paid directly to third parties for legal and finder fees. The maturity dates for these notes range from three months to twelve months from date of issuance. The conversion price for these notes are equal to a range of 42.5% to 60% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 20 trading day period prior the date of the notice of conversion. For some of these notes there is a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if the payment is made before a set period of time. We did not incur any penalty costs during 2013 for conversion of 12% variable notes payable.

Since these notes have a convertible feature with a significant discount and could result in the note principal being converted to a variable number of the Company’s common stock, the instrument includes an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility ranges used were between 161.6% to 187.9%, risk-free interest rate ranges between 0.07% to 0.12% and expected life of 11 to 12 months. The fair value of the derivative at the date issued amounted to $407,104 and was revalued at December 31, 2013 to be $143,944. The debt discount associated with this derivative is being amortized over the life of the notes.

During six month period ended March 31, 2014 the following activity occurred relating various notes in this category: No new borrowing occurred. The Company paid the sum of $57,089 to a holder of one of these notes for the principal of $40,000. This cash payment of $57,089 included the accrued interest and prepayment penalty charge. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $57,249. A lender converted $25,000 of principal into 569,801 shares of our common stock valued at $68,376. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $26,220.

As of June 30, 2014 and December 31, 2013, the principal balance of these notes was $0 and $89,025, respectively, and the unamortized debt discount was $0 and $40,795, respectively. The Company recorded interest expense for three and six months period ended June 30, 2014 of $1,790 and $15,594, respectively. For the three and six month period ended June 30, 2013, the Company recorded interest expense of $11,500 and $23,059, respectively. The Company would have been required to issue 0 and 1,512,736 of common stock if the lenders converted on June 30, 2014 and December 31, 2013, respectively. The fair value of the derivative liability at June 30, 2014 and December 31, 2013, is $0 and $143,944 respectively.

12% one year Term loan

To finance the purchase of Main Avenue Pharmacy, Implex Corporation, borrowed $250,000 from a stockholder of the Company. This loan bears interest at the rate of 12% per annum, with 12 equal monthly installments of interest and principal payments of $22,214 beginning April 1, 2014 and matures on May 1, 2015. Additionally, the Company shall pay to the lender a royalty of $25 on the first 10,000 prescription processed by Main Avenue Pharmacy during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014) and $8 for all prescription thereafter. The Company has recorded a royalty expense of $19,890 for the six month period ended June 30, 2014, to the Scrips statement of operations. The Company on Implex’s behalf, paid $59,730 in principal payments and recorded interest expense of $6,914 and the balance as of June 30, 2014 is $190,270.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

12% one year Term loan – Related party

To finance the purchase of Main Avenue Pharmacy, Implex Corporation, borrowed $50,000 from the wife of the Company’s Chief Executive Officer. This loan bears interest at the rate of 12% per annum, with 12 equal monthly installments of interest and principal payments of $4,412 beginning April 1, 2014 and matures on May 1, 2015. Additionally, the Company shall pay to the lender a royalty of $5 on the first 10,000 prescription processed by Main Avenue Pharmacy during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014) and $2 for all prescription thereafter. The Company has recorded a royalty expense of $2,710 for the six month period ended June 30, 2014. The Company on Implex’s behalf paid $11,946 in principal payments and recorded interest expense of $1,262 and the balance as of June 30, 2014 is $38,054.

24% one year Term loan

On May 19, 2014, Main Ave Pharmacy borrowed $250,000 from a stockholder of the Company in order to provide funding for inventory and payment of commission expenses. This loan bears interest at the rate of 24% per annum, interest payments are due monthly beginning July 1, 2014, and the principal payment is due at the maturity date of May 18, 2015, along with any outstanding interest payments. Additionally, the Company shall pay to the lender a royalty of $2 for each prescription processed by Main Avenue Pharmacy upon the commencement of the $8.00 royalty under the investment contract dated January 17, 2014, with the Implex Corporation. The Company recorded a royalty expense to the statement of operation in the second quarter of 2014 in the amount of $23,940. The balance as of June 30, 2014 is $190,270.

24% one year Term loan – Related party

On May 19, 2014, Main Ave Pharmacy borrowed $75,000 from the wife of the Company’s Chief Executive Officer in order to provide funding for inventory and payment of commission expenses. This loan bears interest at the rate of 24% per annum, interest payments are due monthly beginning July 1, 2014, and the principal payment is due at the maturity date of May 18, 2015 along with any outstanding interest payments. Additionally, the Company shall pay to the lender a royalty of $2 for each prescription processed by Main Avenue Pharmacy upon the commencement of the $8.00 royalty under the investment contract dated January 17, 2014, with the Implex Corporation. The Company recorded a royalty expense to the statement of operation in the second quarter of 2014 in the amount of $4,788. The balance as of June 30, 2014 is $75,000.

QuarterSpot Term loan

On March 17, 2014, the Company received $92,000 in cash for an 8.9% note payable with a principal amount of $100,000, and incurred fees totaling $8,000 which were paid directly to third parties for legal and broker fees. Beginning March 19, 2014 daily payments of $520.83 began and will continue until this loan is paid in full on or about December 17, 2014. As of June 30, 2014, the principal balance is $61,981 and the Company recorded interest expense for the three and six months period ended June 30, 2014 of $2,895 and $6,559, respectively.

12 -	Derivative Financial Instruments

Derivative liabilities consist of convertible notes with features that could result in the note principal being converted to a variable number of the Company’s common shares. The fair value of the embedded derivative associated with these notes was determined by using the Black-Scholes pricing model with the following assumptions:

As of :	June 30, 2014	March 31, 2014	December 31, 2013
Volatility	133.6%	132.9% - 198.9%	110.4% - 228.5%
Expected life (in years)	0.11	0.4 – 0.9	0.03 – 0.6
Risk-free interest rate	0.10%	0.10% - 0.13%	0.07% - 0.12%
Dividend yield	0.00%	0.00%	0.00%

These derivative financial instruments are indexed to an aggregate of 366,071 shares and 13,176,251 shares of the Company’s common stock as of June 30, 2014 and December 31, 2013, respectively, and are carried at fair value using level 2 inputs. The balance at June 30, 2014 and December 31, 2013 was $15,660 and $1,133,393, respectively.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

Activity during the current period is as follows:

Derivative liabilities at December 31, 2013	$1,133,393

New derivative liabilities issued in first quarter 2014	–
Extinguishment	(1,318,853)
Revalue at reporting period	512,790
Derivative liabilities at March 31, 2014	327,330

New derivative liabilities issued in second quarter 2014	–
Extinguishment	(310,791)
Revalue at reporting period	(879)
Derivative liabilities at June 30, 2014	$15,660

13 -	Stockholders’ Deficit

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

The common stock shares have a par value of $.001 per share and the Company is authorized to issue 250,000,000 shares as of June 30, 2014, each share shall be entitled to cast one vote for each share held at all stockholders’ meeting for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

On March 26, 2014 the Board adopted a resolution to amend the Certificate of Incorporation of the Company to change the capital structure of the corporation by increasing the authorized shares of common stock of the Company from 150,000,000 to 250,000,000. On April 16, 2014, the increase in the authorized shares of common stock was approved by the written consent of shareholders holding a majority of the voting power of the Company’s outstanding capital stock (“Shareholder Consent”). On June 2, 2014, the Company filed its Certificate of Amendment to the Certificate of Incorporation to effect the increase in the number of shares authorized common stock.

On March 26, 2014, the Company’s board of directors approved the ScripsAmerica, Inc., Incentive Stock Plan (“SOP”) and on April 16, 2016, it was approved by Shareholder Consent. The SOP was designed to serve as incentive for retaining qualified and competent employees, officers and directors, and certain consultants and advisors. There are 6,000,000 shares authorized for issuance under the SOP.

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

As of June 30, 2014 no options have been issued under this plan.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

Issuances during 2014

During the six months period ended June 30, 2014, the Company issued 24,917,066 restricted shares of common stock for cash proceeds of $1,425,325 in various private subscription agreements. Subscription price issued in a range from $0.05 to $.0633

During the six months period ended June 30, 2014, the Company issued 4,329,334 restricted shares of its common stock to non-employees for services rendered during 2014. These services were valued at $497,520 and the Company charged its operations in 2014.

During the six months period ended June 30, 2014, the Company issued 68,000 restricted shares of its common stock in connection with payments provided to members of the board of directors during 2014. The Company charged its operations $6,840 in 2014.

During the six months period ended June 30, 2014, the Company issued 1,740,550 restricted shares of its common stock in connection with financing costs during 2014. The Company charged to financing cost in the statement of operations $224,022 in 2014.

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

During the six months period ended June 30, 2014, the Company issued 756,400 restricted shares of its common stock to non-employees for payment of stock to be issued for cash received in 2013.

During the six months period ended June 30, 2014, the Company issued 705,703 restricted shares of its common stock to non-employees for payment of royalties. The payment of royalties was valued at $86,793.

During the six months period ended June 30, 2014, the Company issued 8,563,213 shares of its common stock for the conversion of approximately $597,821 of principal of our convertible notes payable. These shares have a fair value of $1,182,278.

On April 21, 2014, 250,000 common stock shares were returned to the Company by Sean R. Fitzgibbons and were cancelled by the Company. These shares were issued in 2013 and were valued at $32,500. The Company reversed the expense that was recorded to the statement of operation in 2013 and the second quarter of 2014.

Warrants

Cancellation of GEM Agreement

On October 11, 2013, the Company entered into a financing agreement with GEM Global Yield Fund Limited ("GEM Global") and a related party to provide funding to the Company of up to $2 million. Under the terms of the financing agreement, the Company may sell restricted shares of its common stock to GEM Global, subject to the satisfaction of certain conditions, at a purchase price to be negotiated between the Company and GEM Global pursuant to section 4(a)(2) and/or rule 506 of Regulation D. The Registrant was expecting to use the capital raised from the financing agreement primarily to fund the manufacturing and marketing of its RapiMed® children's pain reliever domestically and internationally, as well as for working capital. As of November 14, 2013 there were no shares issued for funding.

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

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

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

Warrants

Summary of our warrant activity and related information as of June 30, 2014

	Number of shares under warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	228,572	$0.39	3.1	$–

Granted	5,000,000	$0.55	4.5
Exercised	–
Cancelled/expired	–

Outstanding at June 30, 2014	5,228,572	$0.55	4.5	$–

Vested and exercisable at June 30, 2014	5,228,572

	2014
Fair value per warrant	$0.11
Risk-free interest rate	1.65%
Volatility	183%
Terms in years	5
Dividend yield	0%

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

Options

On March 27, 2014, the Company issued 75,000 options to members of the Board of directors for services provided. These options vested immediately and will expire 3 years from date of issuance. The option price is $.099 and the fair value of these warrants is $3,971 which was expensed to selling, general and administrative.

On April 25, 2014, Company issued 50,000 options to members of the Board of directors for services provided. These options vested immediately and will expire 3 years from date of issuance. The option price is $.121 and the fair value of these options is $4,841 which was expensed to selling, general and administrative in the second quarter of 2014.

On April 25, 2014, the Company issued 5,010,000 employee options which have an excise price of $0.118, are exercisable immediately and expire on April 25, 2017. The Company’s Chief Executive officer received 2,510,000 options and the Chief Financial Officer received 2,500,000. The fair value of these options are $437,620 and were expensed in our second quarter of 2014. The fair value was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 181.27% risk-free interest rate of .88% and an expected life of three years.

On June 23, 2014, the Company issued 250,000 employee options to an employee for services. These options have an excise price of $0.143, are exercisable immediately and expire on June 23, 2017, with a fair value of these options is $28,296 and were expensed to selling, general and administrative expenses in the second quarter of 2014.

Summary of our options activity and related information as of June 30, 2014

	Number of shares under warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value

Outstanding at December 31, 2013	5,015,000	$0.16	2.3	$–

Granted	5,385,000	$0.12	2.8	825
Exercised	-
Cancelled/expired	-

Outstanding at June 30, 2013	10,400,000	$0.14	2.6	$825

Vested and exercisable at June 30, 2014	10,400,000

	2014	2013
Option fair value	$0.079 - $.113	$ 0.10 - $ 0.19
Risk-free interest rate	.82 - .88%	.34% - .78%
Volatility	177 - 183%	186% - 195%
Terms in years	3	3
Dividend yield	0%	0%

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

14 -	Commitments

The holders of a $250,000 convertible note which was converted into 2,000,000 shares of our common stock on March 12, 2012 are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. There have been no shipments through June 30, 2014 applicable to this royalty payment.

The holder of a $320,000 note payable are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly. During fiscal year 2013 the Company issued the holder of this note 1,114,672 shares of its common stock for payment of royalty expense. In addition, a holder of a $50,000 note payable, a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. During the six months ended June 30, 2014, the Company also made cash payments for royalty expense associated with one of the notes in the amount of $133,572, and issued 584,276 shares of its common stock which have a fair value of $72,030 for payment of royalty expense and recorded a royalty expense of $213,000 to the statement of operation for the six months period ended June 30, 2014. For the six months ended June 30, 2013 the Company issued 513,834 shares of common stock as payment for the royalty expense and the Company recorded an expense of $132,730.

On October 15, 2013 the Board of Directors approved a revised compensation plan for our CEO, Robert Schneiderman and our CFO, Jeffrey Andrews, contingent on the Company raising $4 million via equity, debt or a combination of both. Contingent on raising the $4 million compensation would be as follows: CEO annual salary $200,000, CFO annual salary $192,000, and both would receive 50,000 options quarterly at 120% of our market price on the date granted with a one year vesting period. As of August 13, 2014, the $4 million raise has not been reached and consequently these conditions are not effective.

On October 15, 2013, the Board of Directors approved additional compensation to Board members in the form of issuance of stock options. Board members were granted 100,000 stock options for each year served commencing in 2012. The chairman of the Board was granted 135,000 stock options for each year served. The effective date of the grants was October 7, 2013. The options vest immediately and the option exercise price was 110% of the market price on the grant date. Additionally, directors will also receive 10,000 options for each board meeting attended and 5,000 options for each committee meeting attended. For the six months ended June 30, 2014, the Company issued 100,000 options that had a fair value of $8,812 which were recorded in the statement of operations for the six months ended June 30, 2014.

On June 23, 2014, the Company entered into a two year employee contract with an employee, the contract has an annual salary of $115,000, a signing bonus of $4,000, the Employee shall be reimbursed for monthly medical and dental insurance costs and the employee was granted 250,000 options that vest immediately at an excise price of $0.143 per share.

Operating Lease - In November, 2013 PIMD entered into a 25 month operating lease for a distribution facility in Doral Florida. The lease begins January 1, 2014 and expires January 31, 2016, monthly rent is $4,585 for the first thirteen months and $4,724 for the last twelve months. Payments did not begin until April 2014, and the minimum lease payments as of June 30, 2014 are as follows:

2014	$27,514
2015	$56,272
2016	$14,172
Total	$97,958

15 -	Purchase Order Financing with related party

In June 2012, the Company entered into a purchase order finance agreement with Development 72, a major stockholder of the Company which is controlled by a member of the Board of Directors. The agreement will allow the Company to borrow up to $1.2 million on a case by case basis, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the six months period ended June 30, 2014 and 2013, the Company financed $6,200,000 and $2,311,600, respectively of its purchase orders and incurred an interest expense of $46,752 and $59,767, respectively. As of June 30, 2014 and December 31, 2013, the unpaid purchase order finance balance was $1,028,192 and $1,037,494 respectively, and accrued fees and interest are $20,192 and $0, respectively

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

16 -	Concentrations

During the six month period ended June 30, 2014, the Company purchased product from three suppliers, and during the first and second quarters of 2013 the Company purchased 100% of its product packaging from its Contract Packager. A disruption in the availability of product packaging from the Company’s suppliers could cause a possible loss of sales, which could affect operating results adversely.

For the three and six months period ended June 30, 2014, no customer accounted for more than 10% of revenue. For the three month period ended June 30, 2013, the Company derived approximately $91,600 or 100% of its revenue from one customer. For the six month period ended June 30, 2013, the Company derived revenue from two customers with one customer accounting for 60% of the revenue.

As of June 30, 2014, the Company had one customer representing 100% of our accounts receivable-related party, and numerous customers with no more than 10% for accounts receivable-trade. As of December 31, 2013, the Company had one customer representing 100% of our accounts receivable-related party, and no customers in our accounts receivable-trade.

17 -	Contingencies

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

The Company accrued the potential issuance of these shares and have expensed $164,655 to financing costs in the financial statement as of June 30, 2014, as well as reversing 1,646,550 shares of the Company’s common stock.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2014

18 -	Subsequent Events

From July 1, 2014 to August 4 2014, the Company issued 3,147,210 shares of common stock for the following transactions: We issued a) 1,010,350 shares of common stock in a private subscription sale , for $58,260 in cash, stock issued at a price range between $0.05 and $0.06 b) 38,350 shares for payment of royalty expense valued at $3,835 c) 446,724 shares for conversion of $25,625 of principal for various convertible notes payable, of which the fair value of stock issued was $67,009, d) 20,000 shares were issued to members of the Board of Directors for services provided, valued at $2,600, e) 121,786 shares for our liability of stock to be issued and f) 1,510,000 restricted shares of common stock to a consultant under a consulting agreement with regard to investor relations services, which were valued at $211,000.

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

Overview

ScripsAmerica, Inc. was incorporated in the State of Delaware on May 12, 2008. Since our inception, ScripsAmerica’s business model has evolved significantly. Through March 2013, and to a lesser extent into early 2014, the Company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through major pharmaceutical distributors in North America, such as McKesson Corporation and Cardinal Health. The end users included retail, hospitals, long-term care facilities and government and home care agencies. The majority of the Company’s revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other major pharmaceutical distributor clients.

However, we had no exclusive contract with McKesson and the Company’s other pharmaceutical distributor clients to utilize our services and our margins became compressed. As a result, in 2013 the business of providing these pharmaceutical distribution services was curtailed and we are now primarily focused on generating revenue through (1) the marketing, sale and distribution of our RapiMed® products, (2) our services to the independent pharmacy distribution business and (3) our entry into the specialty pharmacy market. Specifically, we have developed a branded OTC product called “RapiMed” (www.rapimeds.com), which is a children’s pain reliever and fever reducer currently launched in China though our joint venture entity Global Pharma Hub, and which we hope to launch in retail outlets in North America sometime in 2014. We have also entered into agreements with third parties pursuant to which we receive fees based on a formula tied to the gross profit on sales of pharmaceutical products to independent pharmacies by such third parties. Lastly, on February 20, 2014 we entered into an agreement with a New Jersey pharmacy that specializes in topical pain creams, pursuant to which we manage their business operations in exchange for a percentage of the pharmacy’s total income.

Evolving Business Model

Since its inception, ScripsAmerica’s business model has evolved significantly. Initially, we primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through pharmaceutical distributors in North America. These end users included retail, hospitals, long-term care facilities and government and home care agencies. The majority of our revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other major pharmaceutical distributor clients.

However, because we had no exclusive contract with McKesson and our other pharmaceutical distributor clients to utilize our services and the margins began to shrink, we have moved away from providing these pharmaceutical distribution services as our main source of income, and we are now primarily focused on generating revenue through our RapiMed® products, our specialty pharmacy business and our independent pharmacy distribution model.

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

This new agreement stipulates that the Company will provide financing through a related party, Development 72 LLC, for the continuance of its pharmaceutical distribution contract with the U.S. government and for the Contract Packager to make 15 monthly payments to the Company, totaling $408,154.95, with respect to prior shipments under U.S. government contract (which had had stopped in May 2013 due to a dispute but have resumed in September 2013) which we previously reserved for or written off in 2013. The Company’s percentage of the profits under the U.S. government contract had been revised in terms of the rate and the number of bottles of product sold to the U.S. government for which the Company would receive payments.

RapiMed® Children’s Pain Reliever and Fever Reducer

Our target market for RapiMed® is 2-11 year olds and we anticipate that the formula for our orally disintegrating tablets will be more effective than existing products due to its ability to melt faster, taste better and provide more accurate dosing.

Unlike other products available, ScripsAmerica’s is much smaller and dissolves in the child’s mouth in 25 seconds, therefore entering their system faster. RapiMed® contains Acetaminophen (main ingredient in Tylenol®), however the bitter taste of this active ingredient is masked by a patented technology. The cherry and wild grape flavors that our RapiMed® children’s pain reliever product will come in are most appealing to children. Additionally, the dosage of RapiMed® is controlled, not like the syringe based competing products. We offer the 80 mg for 2-6 year olds, and 160 mg for the 6-11 year olds.

The RapiMed® packaging is convenient, portable, child resistant and easy to use as well as eye-catching. The product will be labeled in both English and Spanish to serve the expanding Hispanic markets in America. The contents are aspirin free, ibuprofen free, sugar free and gluten free as well. Since the numerous Tylenol® recalls in the recent past, there is a clear need for a better controlled, more efficient product to fill the void. We believe our RapiMed® is that product.

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

Global Pharma Hub signed an exclusive sub-licensing agreement for RapiMed® in the territory of Hong Kong on January 28, 2014, with NYJJ Hong Kong Ltd. to generate initial and ongoing orders for the product following its registration approval by the Hong Kong government. The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$550,000 in purchase orders during first 12 months;
2.	$1,500,000 in purchase orders during the second 12 months; and
3.	$2,500,000 in purchase orders during the third12 months.

On February 22, 2014, Global Pharma Hub signed an exclusive sub-licensing agreement with Jetsaw Pharmaceutical, Inc. for the marketing and distribution of RapiMed® pediatric acetaminophen in the territory of Canada for an initial term of three years. The minimum sales quotas terms of the exclusive Canadian sub-licensing agreement are as follows:

1.	$120,000 in purchase orders during first 12 months;
2.	$220,000 in purchase orders during the second 12 months; and
3.	$320,000 in purchase orders during the third12 months.

As of November 14, 2014 no sales or shipment have been made on the above agreements

Independent Pharmacy Distribution

In addition to our RapiMed® products, we are also implementing our plan to generate significant revenue by entering the Independent Pharmacy distribution market.

This market will allow us to provide a much-needed solution to a problem experienced by small retail chains and individual pharmacies, which problem is their inability to fill prescriptions for their clients when the prescription calls for controlled substances. The reason for this problem is that in order to secure these controlled substances the manufacturers of these products impose minimum order quantities that are far beyond the size of orders typically made by small, independent pharmacies.

In 2013, we entered into an agreement with WholesaleRx, Inc., which represents over 700 such independent pharmacy operations and is a DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues.

Under the November 1, 2013 Agreement, ScripsAmerica agreed to provide purchase order financing to WholesaleRx and purchased a 20% equity stake in WholesaleRx. In consideration for providing financing for WholesaleRx’s purchase orders, and to cover the Company’s costs in administering the purchase order financing, WholesaleRx has agreed to pay the Company on or before the 15th calendar day of each month 14% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late paying such 14% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid.

Subsequently, the Company Registrant and WholesaleRx made certain changes to the November 1, 2013 agreement, whereby the Company’s investment was reduced to $275,000, the Company’s ownership interest was reduced to 14%, and the Company’s monthly fee was reduced to 14% of the gross profit for the preceding month if the credit line was used during such prior month but only 8% if the credit line was not used in such prior month. The subsequent amendments to the arrangement have not been reduced to a formal, written agreement and some of the arrangements are oral amendments. The parties are operating under their understanding of the current arrangement and Wholesale Rx is current in its obligations.

In December, 2013, the Company revised an October 2013 purchase agreement to acquire 90% of the Membership Units in P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida. Although founded approximately four years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that the Company obtain the necessary licenses from Florida (and the DEA) for the ownership of a drug distribution company like PIMD. However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to change the structure of the relationship. Accordingly, the original purchase agreement was cancelled and voided. The funds already advanced by ScripsAmerica to PIMD were converted into a loan and the relationship between PIMD and ScripsAmerica became a Sourcing and Marketing Agreement

Under this Sourcing and Marketing Agreement, which the Company entered into with PIMD in December 2013, the Company will assist PIMD by helping PIMD to (1) secure advantageous sources of drugs and (2) secure marketing and sales assistance in selling the drugs. For these services, the Company will receive a “Sourcing and Marketing Fee” which is 45% of the “Calculated Basis” to be calculated under a formula in the Sourcing and Marketing Agreement. PIMD had no material sales in fiscal 2013 and no sales as of the six months ended June 30, 2014, but should be operational commencing in the third quarter of 2014. Under our agreement with PIMD, we have no authority or control with respect to PIMD’s business – including the purchase of the drugs and the sale of the drugs. Additionally, we do not have any authority to bind PIMD for any transaction relating to the purchase, sale or transfer of pharmaceutical products.

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

Beginning in February 2014, we began recognizing revenue for prescriptions shipped directly to patients from our specialty pharmacy business, Main Avenue Pharmacy Inc., which only ships prescription products to patients upon payment approval by the patients’ insurance company, payments are usually received with 30 days of product being shipped. Consequently, no sales allowance has been recorded as of June 30, 2014.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

					( ) = unfavorable
	For the three months ended June 30,				Change
	2014		2013		$ change
Product revenue-net	$3,507,000	95%	$–	0%	$3,507,000
Revenue net, from contract packager	119,000	3%	92,000	100%	27,000
Commission fees - WholeSaleRx	75,000	2%	–	0%	75,000
Net Sales	3,701,000	100%	92,000	100%	3,609,000
Cost of Goods Sold	378,000	10%	96,000	104%	282,000
Gross Profit	3,323,000	90%	(4,000)	-4%	3,327,000
Operating Costs and Expenses:
Selling and Marketing	2,842,000	77%	160,000	174%	(2,682,000)
General and Administrative	522,000	14%	526,000	572%	4,000
Recovery of bad debt / reserve for bad debt	(54,000)	-1%	1,211,000	1316%	1,265,000
Share-base Comp issued for payment of services	735,000	20%	944,000	1026%	209,000

Total Operating expenses	4,045,000	109%	2,841,000	3088%	(1,204,000)
Operating Loss	(722,000)	-20%	(2,845,000)	-3092%	2,123,000
Other Income (expenses) :
Interest expense	(33,000)	-1%	(143,000)	-155%	110,000
Gain (Loss) on revaluation of derivatives	1,000	0%	(1,462,000)	-1589%	1,463,000
Loss from derivative issued with debt greater than carrying value	–	0%	(343,000)	-373%	343,000
Financing costs	(10,000)	0%	–	0%	(10,000)
Amortization of debt discount	(18,000)	0%	(173,000)	-188%	155,000
Gain on extinguishment	127,000	3%	66,000	72%	61,000
Total Other Income / (expenses)	67,000	2%	(2,055,000)	-2234%	2,122,000
Income (Loss) before taxes	(655,000)	-18%	(4,900,000)	-5326%	4,245,000
Tax Expense	–	0%	–	0%	–
Net loss	$(655,000)	-18%	$(4,900,000)	-5326%	$4,245,000

Revenue Net: The following table sets forth selected statement of operations data as data as a percentage of total revenue for the three months period ended June 30, 2014 and 2013

Products sold	2014	% to total	2013	% to total	Change
Prescription drug products	$3,507,000	44%	–	0%	$3,507,000
Revenue, from contract packager	3,520,000	44%	1,294,000	100%	2,226,000
Revenue, from pharmaceutical partner	1,010,000	13%	–	0%	1,010,000
Gross Sales	8,037,000	100%	1,294,000	100%	6,743,000
Discounts / Charge backs	–	0%	–	0%	–
Adjustment to sales for contract packager and pharmaceutical partner	(4,336,000)	-54%	(1,202,000)		(3,134,000)
Net revenue	$3,701,000		$92,000		$3,609,000

Net Revenues

For the three month period ended June 30, 2014, the Company generated net revenue of approximately $3,701,000 as compared to net revenue of approximately $92,000 for same period in 2013, an increase of approximately $3,609,000. This increase in revenue versus the same three month period a year ago is mainly due to prescription sales from our specialty pharmacy business for topical pain creams. The topical pain creams prescription business accounted for approximately $3,507,000 of the sales increase. In February 2014 we entered into a Business Management Agreement with Implex Corporation which had acquired Main Avenue Pharmacy Inc. for $550,000. Main Avenue Pharmacy is a specialty pharmacy which ships the topical pain creams. Sales from the U.S. government contract through a contract packager which are recorded net of costs, increased approximately $27,000. Sales commission earned from WholesaleRx, a pharmaceutical distributor, under which we earn a 14% commission on the gross margin of generic pharmaceutical sales, was approximately $75,000 in second quarter 2014; there were no commissions earned in 2013 from sales by WholesaleRx.

Gross Profit: Gross profit for three month period end June 30, 2014 was approximately $3,323,000, which was 90% of our net revenues as compared to a gross profit loss of approximately $4,000 for the same period in 2013, an increase of approximately $3,327,000. The increase in our gross profit from three months ended June 30, 2014 compared to the same period in 2013 can be attributed to our management of the specialty pharmacy business and its topical pain cream prescriptions, which generated significant sales in second quarter of 2014 and also has a gross margin percentage that ranges from 75% to 90%.

Operating Expenses

Our second quarter 2014 operating expenses consist of Selling, General and Administrative expenses, excluding share-based compensation issued for services in the amount of approximately $735,000. Selling expenses were approximately $2,842,000, and General and Administrative costs were approximately $1,203,000 for the three month period ended June 30, 2014.

					( ) = unfavorable
Principal operating cost consist of :	2014		2013		$ Change
Employee costs	$593,000	15%	$74,000	3%	$(519,000)
Sales Marketing	2,842,000	70%	160,000	6%	(2,682,000)
Professional fees: Legal & accounting	146,000	4%	65,000	2%	(81,000)
Consulting	123,000	3%	407,000	14%	284,000
Investor relations and Marketing	289,000	7%	827,000	29%	538,000
Recovery of bad debt	(54,000)	-1%	1,211,000	43%	1,265,000
General expense	106,000	3%	97,000	3%	(9,000)
Total Selling, General & Administrative	4,045,000	100%	2,841,000	100%	(1,204,000)
Share-based compensation included in S,G & A above	735,000		944,000		209,000
Adjusted total Selling, General & Administrative	$3,310,000		$1,897,000		$(1,413,000)

Selling. For the three months ended June 3, 2014, selling costs increased approximately $2.7 million compared to the same period in 2013. A significant portion of this increase is due to sales commission paid on sales from our management of the specialty pharmacy business and its prescription topical creams business, which commission costs were approximately $2.1 million. We pay a commission fee of approximately 30% to 50% on the sales revenue on prescriptions shipped in the quarter to our outside third party sales forces. The other $600,000 of selling costs increase were for a special billing services, provided by a third party provider, which assist in getting insurance prescriptions approved and costs related to RapiMed® marketing.

General and Administrative. For the three month period ended June 30, 2014, general and administrative expenses (“G&A”) decreased approximately $1,478,000 to approximately $1,203,000 as compared to approximately $2,681,000 for the same three month period in 2013. Included in G&A totals in the three months period ended June 30, 2014 are (i) non-cash stock compensation payments for services in the amount of $735,000 and (ii) recovery of bad debt previously written off in 2013 in the amount of $54,000. The changes in G&A expenses were mainly a result of (a) increases in professional fees of approximately $97,000, (b) a decline of $1,211,000 in prior write-off costs for a bad debt associated with receivable and deposit from our contract packager (c) a decrease of approximately $814,000 in investor relations and public relations costs which include costs associated with market awareness of the Company’s stock, press releases, assistance in capital raising and fees for obtaining funding, (d) an increase of $505,000 in employee costs, which included salary and benefits, employee options costs and board of directors costs, (e) an increase in all other general expense of approximately $11,000 which includes D&O insurance, telephone, computer expenses, and general overhead and other office-related expenses and (f) recovery of $54,000 for bad debt previously written off in 2013.

Share-based compensation issued for services: Due to our cash flow issues for the three months ended June 30, 2014 and 2013, we issued common stock for payment of service to various vendors. The following table lists what area of General and Administrative expenses for which we issue our common stock:

			( ) = unfavorable
	2014	2013	$ Change
Employee costs	$481,000	$–	$(481,000)
Consulting	–	144,000	142,000
Investor relations and Marketing	254,000	800,000	546,000
Total General & Administrative	$735,000	944,000	209,000

Total Other Expenses. Other expenses for the three month period ended June 30, 2014 decreased by approximately $2,122,000 to income of approximately $67,000 as compared to expense of approximately $2,055,000 for the same period in 2013.

The dollar changes for three months ended June 30, 2014 versus 2013 for other expenses consists of the following:

			( ) = unfavorable
			Change
Other Income (expenses) :	2014	2013	$ change
Interest expense	$(33,000)	$(143,000)	$110,000
Gain (Loss) on revaluation of derivatives	1,000	(1,462,000)	1,463,000
Loss from derivatives issued with debt greater than carrying value	–	(344,000)	344,000
Financing costs	(10,000)	–	(10,000)
Amortization of debt discount	(18,000)	(173,000)	155,000
Gain on extinguishment	127,000	67,000	60,000
Income from equity investments	–	–	–
Total Other Income / (expenses)	$67,000	$2,055,000)	$2,122,000

Interest expense in for the three month period ended June 30, 2014 consisted of the following: a) interest on our convertible debt, which was approximately $26,000 and of this amount we made cash payments of $25,000 as compared to interest cash payments of approximately $113,000 in the same period in 2013, b) interest cost associated with a term loan of $500,001 which was approximately $7,700, as compared to approximately $10,000 in the same period in 2013, c) interest costs associated with the Company’s line of credit with a bank was approximately $12, as compared to $900 in the same period in 2013 and d) interest cost associated with our purchase order financing from a related party was approximately ($4,040), as compared to approximately $20,000 for the same period in 2013. Our total interest expense for the second quarter of 2014 was approximately $33,000 as compared to approximately $143,000 for the second quarter of 2013.

The revaluation change on derivative liability in second quarter of 2014 was a gain of approximately $1,000 as compared to a loss of approximately $1,462, 000 for the same period in 2013. The change is a result of decreased amount of variable convertible debt in second quarter 2014 as compare to the second quarter of 2013 when we increased our borrowing as result of using variable convertible debt.

With an extinguishment of debt from paying off convertible notes early, we incurred gains of approximately $127,000 in the second quarter of 2014, as compared to a gain of approximately $67,000 for the same period in 2013.

Income taxes (benefit). Total income taxes expense for the three month period ended June 30, 2014 and 2013 was none. For 2014 and 2013 the Company incurred losses that increased the current deferred tax benefit. However, because the high likelihood that the Company will not be able to recover the deferred tax benefit, we recorded a valuation allowance of 100%.

Net Loss Applicable to Common Shares. The Company recorded a net loss of approximately $655,000 in for the three month period ended June 30, 2014, compared to a net loss of approximately $4,900,000 for the same period of 2013, which is a decrease in our net loss of approximately $4,245,000 for the second quarter of 2014 as compared to the second quarter of 2013. This decrease in net loss is due to a) increased revenue due to our infusion of new businesses which increased our gross profit by approximately $3,282,000, as described above and b) significant cost decreases in other expenses of approximately $2,122,000 as described above. The Company accrued a preferred stock dividend of $20,860 in both 2014 and 2013, resulting in a loss of income available to common shareholders of $712,000 and $4,921,000 for the second quarter 2014 and 2013, respectively. Basic and diluted loss per common share were $0.01 and $0.08 for the second quarter 2014, and 2013, respectively.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

					( ) = unfavorable
	For the six months ended June 30,				Change
	2014		2013		$ change
Product revenue-net	$4,124,000	91%	$151,000	40%	$3,973,000
Revenue net, from contract packager	243,000	5%	228,000	60%	15,000
Commission fees - WholeSaleRx	158,000	3%	–	0%	158,000
Net Revenues	4,525,000	100%	379,000	100%	4,146,000
Cost of Goods Sold	604,000	13%	394,000	104%	210,000
Gross Profit	3,921,000	87%	(15,000)	-4%	3,936,000
Operating Costs and Expenses:
Selling and Marketing	3,268,000	72%	204,000	54%	(3,064,000)
General and Administrative	804,000	18%	916,000	242%	112,000
Recovery of bad debt / reserve for bad debt	(163,000)	-4%	1,211,000	320%	1,374,000
Share-base Comp issued for payment of services	947,000	21%	1,140,000	301%	193,000

Total Operating expenses	4,856,000	107%	3,471,000	-916%	(1,385,000)
Operating Loss	(935,000)	-21%	(3,486,000)	-920%	2,551,000
Other Income (expenses) :
Interest expense	(115,000)	-3%	(227,000)	-60%	112,000
Gain (Loss) on revaluation of derivatives	(512,000)	-11%	(1,468,000)	-387%	956,000
Loss from derivative issued with debt greater than carrying value	–	0%	(343,000)	-91%	343,000
Financing costs	(824,000)	-18%	–	0%	(824,000)
Amortization of debt discount	(111,000)	-2%	(214,000)	-56%	103,000
Gain on extinguishment	584,000	13%	118,000	31%	466,000
Income from equity investments	1,000	0%	–	0%	1,000
Total Other Income / (expenses)	(977,000)	-22%	(2,134,000)	-563%	1,157,000
Income (Loss) before taxes	(1,912,000)	-42%	(5,620,000)	-1483%	3,7080,000
Tax Expense	–	0%	–	0%	–
Net loss	$(1,912,000)	-42%	$(5,620,000)	-1483%	$3,708,000

Revenue Net: The following table sets forth selected statement of operations data as data as a percentage of total revenue for the six months period ended June 30, 2014 and 2013:

Products sold	2014	% to total	2013	% to total	Change
Prescription drug products	$4,124,000	51%	$184,000	5%	$3,940,000
OTC & non prescription products	–	0%	3,249,000	92%	(3,249,000)
Revenue, from contract packager	7,207,000	90%	117,000	3%	7,090,000
Revenue, from pharmaceutical partner	1,489,000	19%	–	0%	1,489,000
Gross Sales	12,820,000	160%	3,550,000	100%	9,270,000
Discounts / Charge backs	–	0%	(150,000)	-4%	150,000
Adjustment to sales for contract packager and pharmaceutical partner	(8,295,000)	-103%	(3,021,000)	-233%	(5,274,000)
Net Revenues	$4,525,000		$379,000		4,146,000

Net Revenues

For the six month period ended June 30, 2014, the Company generated net revenue of approximately $4,525,000 as compared to net revenue of approximately $379,000 for same six month period in 2013, an increase of approximately $4,146,000. This increase in revenues versus the same six month period a year ago is mainly due to prescription sales from our specialty pharmacy business for topical pain creams. The topical pain creams prescription business accounted for approximately $3,940,000 of the sales increase. In February 2014 we entered into a Business Management Agreement with Implex Corporation which had acquired Main Avenue Pharmacy Inc. for $550,000. Main Avenue Pharmacy is a specialty pharmacy which ships the topical pain creams. Sales from the U.S. government contract through a contract packager which are recorded net of costs, increased approximately $14,000. Sales commission earned from WholesaleRx, a pharmaceutical distributor, under which we earn an 8% or a 14% commission on the gross margin of generic pharmaceutical sales, was approximately $158,000 in 2014; there were no commissions earned in 2013.

In 2013 we had net sales of approximately $151,000, mainly to McKesson, but in the second quarter of 2013 we made a strategic business decision to exit sales to McKesson due to increase charge back costs. Consequently we have no sales in this area in 2014.

Gross Profit: Gross profit for the six month period end June 30, 2014 was approximately $3,921,000, which was 87% of our net sales as compared to a gross profit loss of approximately $15,000 for the same period in 2013, an increase of approximately $3,936,000. The increase in our gross profit from 2014 to 2013 can be attributed to our management of the specialty pharmacy business and its topical pain creams prescriptions, which generated significant sales in the first six months of 2014 and also has a gross margin percentage that ranges from 75% to 90%.

Operating Expenses

For the six month period ended June 30, 2014, our operating expenses consisted of Selling, General and Administrative expenses, excluding share-based compensation issued for services in the amount of approximately $947,000. Selling expense were approximately $3,268,000, and General and Administrative costs were approximately $1,588,000 for the six months period ended June 30, 2014.

					( ) = unfavorable
Principal operating cost consist of :	2014		2013		$ Change
Employee costs	$693,000	14%	$149,000	4%	$(544,000)
Sales Marketing	3,268,000	66%	204,000	6%	(3,034,000)
Professional fees: Legal & accounting	227,000	5%	153,000	4%	(74,000)
Consulting	134,000	3%	479,000	14%	345,000
Investor relations and Marketing	517,000	11%	972,000	28%	455,000
Recovery of bad debt	(163,000)	-3%	1,211,000	35%	1,374,000
General expense	210,000	4%	303,000	9%	93,000
Total Selling, General & Administrative	4,856,000	100%	3,471,000	100%	(1,385,000)
Share-based compensation included in S,G & A above	947,000		1,140,000		193,000
Adjusted total Selling, General & Administrative	$3,909,000		$2,331,000		$(1,578,000)

Selling. For the six months ended June 30, 2014, selling costs increased approximately $3,064,000 compared to the same period in 2013. A significant portion of this increase is due to sales commission paid on sales from our management of the specialty pharmacy business and its prescription topical pain creams business, which commission costs were approximately $2,712,000 year to date. We pay a commission fee of approximately 30% to 50% on the sales revenue on prescriptions shipped in the quarter to our outside third party sales force. The other $351,000 selling costs increase were for a special billing services, provided by a third party provider, which assist in getting insurance prescriptions approved and costs related to RapiMed® marketing.

General and Administrative. For the six month period ended June 30, 2014, general and administrative expenses (“G&A”) decreased approximately $1,588,000 to approximately $1,679,000 as compared to approximately $3,267,000 for the same six months period in 2013. Included in G&A totals for the six months ended June 30, 2014 are (i) non-cash stock compensation payments for services in the amount of $481,000 and (ii) recovery of bad debt previously written off in 2013 in the amount of $163,000. The changes in G&A expenses were mainly a result of (a) increases in professional fees of approximately $74,000, (b) a decline of $1,211,000 for write-off of a receivable and a deposit from our contract packager which occurred in 2013, (c) a decrease of approximately $706,000 in investor relations and public relations costs which include costs associated with market awareness of the Company’s stock, press releases, assistance in capital raising and fees for obtaining funding, (d) an increase of approximately $522,000 in employee costs expenses which included salary, options granted and benefits and board of directors costs, the majority of this increase due to non-cash value for options granted to the Company’s CFO and CEO which were valued at approximately $437,000 (e) an increase in all other general expense of $170,000 which includes D&O insurance, telephone, computer expenses, and general overhead and other office-related expenses and (f) recovery of $163,000 for bad debt previously written off in 2013.

Share-based compensation issued for services: Due to our cash flow issues in 2014 and 2013, we issued common stock for payment of service to various vendors. The following table lists what area of General and Administrative expenses for which we issue our common stock:

	Six Months Ended June 30,		( ) = unfavorable
	2014	2013	$ Change
Employee costs	$481,000	$–	$(481,000)
Consulting	187,000	190,000	3,000
Investor relations and Marketing	279,000	950,000	671,000
Total General & Administrative	$947,000	$1,140,000	$193,000

Total Other Expenses. Other expenses for the six months ended June 30, 2014 decreased by approximately $1,157,000 to approximately $977,000 from approximately $2,134,000 for the same period in 2013.

The dollar changes for the six month period ended June 30, 2014 versus the same period in 2013 for other expenses consists of the following:

	Six Months Ended June 30,		( ) = unfavorable change
Other Income (expenses) :	2014	2013	$ Change
Interest expense	$(115,000)	$(227,000)	$112,000
Gain (Loss) on revaluation of derivatives	(512,000)	(1,468,000)	956,000
Loss from derivatives issued with debt greater than carrying value	–	(343,000)	343,000
Financing costs	(824,000)	–	(824,000)
Amortization of debt discount	(111,000)	(214,000)	103,000
Gain on extinguishment	584,000	118,000	466,000
Income from equity investments	1,000	–	1,000
Total Other Income / (expenses)	$(977,000)	$(2,134,000)	$1,157,000

Interest expense in for first six months of 2014 consist of the following: a) interest on our convertible debts, which was approximately $77,000, and of this amount we made cash payments of $70,000 as compared to interest cash payments of approximately $141,000 in the same period in 2013, b) interest cost associated with a term loan of $500,001 which was approximately $15,000, as compared to approximately $20,000 in the same period in 2013, c) interest costs associated with the Company’s line of credit with a bank was approximately $146, as compared to $2,406 in the same period in 2013 and d) interest cost associated with our purchase order financing from a related party was approximately $21,000, as compared to approximately $60,000 for the same period in 2013. Our total interest expense for the six month period ended June 30, 2014 was approximately $110,000 as compared to approximately $226,000 for the six month period ended June 30, 2013.

A significant portion of our other expense for the six month period ended June 30, 2014 was due to financing costs which were mainly the issuance of warrants for a settlement with GEM which was valued at $552,000 and accrued expense to financing fee of $165,000 for Ironridge and the issuance of common stock for payment of fees valued at $106,000.

The loss on derivative liability for the six month period ended June 30, 2014 was approximately $512,000 as compared to $1,468,000 for the same period in 2013. The change is a result of decreased amount of variable convertible debt during the six month period ended June 30, 2014 as compared to the same period in 2013 when we increased our borrowings using variable convertible debt.

With an extinguishment of debt from paying off convertible notes early, we incurred gains of approximately $584,000 for the six month period ended June 30, 2014, as compared $118,000 for the same period in 2013.

For the six month period ended June 30, 2013 we incurred a loss of approximately $343,000 because we issued common stock with a value greater than the value associated with debt, but in the same period of 2014 we had no loss from such debt issues.

Income taxes (benefit). Total income taxes expense for the six month periods ended June 30, 2014 and 2013 was none. For 2014 and 2013 the Company incurred losses that increased the current deferred tax benefit. However, because the high likelihood that the Company will not be able to recover the deferred tax benefit, we recorded a valuation allowance of 100%.

Net Loss Applicable to Common Shares. The Company recorded a net loss of approximately $1,912,000 for the six month period ended June 30, 2014, compared to a net loss of approximately $5,620,000 for the same period in 2013, which is a decrease in our net loss of approximately $3,708,000 for the six month period ended June 30, 2014 as compared to the six month period ended June 30, 2013. This decrease in net loss is due to a) increased sales due to our infusion of new businesses which increased our gross profit by approximately $3,891,000, as described above and b) significant cost decreases in other expenses of approximately $978,000 as described above. The Company accrued a preferred stock dividend of $ 41,720 for the six month period ended June 30, 2014 and 2013, resulting in a loss of income available to common shareholders of approximately $1,946,000 and $5,662,000 for the six month period ended June 30, 2014 and 2013, respectively. Basic and diluted loss per common share were $0.02 and $0.09 for the six month period ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Summary

Since our inception in 2008, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. We have funded our operations primarily through the private placement of equity and debt securities. At June 30, 2014, the Company had approximately $346,000 in cash and incurred a loss from operations of approximately $15.5 million, of which approximately $9 million of the loss was due to non-cash charges. The Company’s cash expenditures are projected to be approximately $135,000 a month on a continuing operating basis. Included in these cash expenditures are approximately $13,000 a month in interest costs. After taking into consideration our 2014 interim results to date and current projections for the remainder of 2014, management believes that the Company’s cash flow from operations, coupled with recent financings are not sufficient to support the working capital requirements, debt service, applicable debt maturity requirements, and operating expenses through the twelve month period ending June 30, 2015.

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

We completed the development of a pediatric pain relief rapid orally disintegrating 80 mg and 160 mg tablets. In the second quarter of 2014, we signed a manufacturing and supply agreement with a generic manufacturer for the production of these rapid orally disintegrating products for marketing, sale and distribution outside of the United States. In January 2014, the Company formed a joint venture entity, Global Pharma Hub, Inc., for the licensing, marketing and distribution of our pediatric RapiMed® acetaminophen outside of the United States. Our initial market is in China. On March 10, 2014, we received a $200,000 purchase order for our children’s pain relief rapid orally disintegrating 80mg tablets from Global Pharma Hub for the China market and, as of August 14, 2014, no shipments have been made and we do not expect to make any shipments until sometime in the third quarter of 2014. We estimate that we will need approximately $1.5 million of incremental funding to launch RapiMed® products in the United States. The funding for launching the rapid orally disintegrating products in the U.S. is expected to come from the sale of equity securities, and/or debt financing. However, such financing has not yet been secured.

At June 30, 2014, the Company had total current assets of approximately $3.2 million and total current liabilities of approximately $3.1 million resulting in working capital of approximately $0.1 million. The Company's current assets consisted of approximately $346,000 in cash, approximately $2,283,000 in receivables, approximately $159,000 in prepaid expenses approximately $363,000 in inventory and $48,000 for intangible assets. Current liabilities at June 30, 2014 consist of current portion of long term debt from related party of approximately $128,000, convertible notes payable of approximately $22,000, term notes payable of approximately $615,000, purchase order financing of approximately $1,028,000, accounts payable of approximately $1,132,000, stock to be issued of approximately $55,000, royalty payable of approximately $19,000 and a derivative liability of approximately $16,000.

During the three month and six month periods ended June 30, 2014 we supplemented our liquidity needs primarily from financing activities. Our revenue did not cover our operational costs and our debt requirements. The Company raised approximately $1,785,000 in cash through the following: we raised approximately $1,278,000 from sale of common stock and we received approximately $392,000 and $115,000 from proceeds from the sale of notes payable and convertible notes payable, respectively. Approximately $657,000 of these funds were used for payments on convertible notes payable, payments on our purchase order financing, and payments on note payable to a related party.

The following table summarizes our cash flows from operating investing and financing activities for the six month period ended June 30, 2014 and 2013:

	2014	2013	Change
Total cash provided by (used in):
Operating activities	(687,000)	(62,000)	(625,000)
Investing activities	(269,000)	–	(269,000)
Financing activities	1,254,000	61,000	1,193,000
Increase (decrease) in cash and cash equivalents	298,000	(1,000)	299,000

After taking into consideration our interim results and current projections, management believes that the Company’s cash flow from operations, coupled with recent financings may not be sufficient to support the working capital requirements, debt service and applicable debt maturity requirements for the twelve month period ending June 30, 2015. This raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cash flows, (ii) maintain continued availability on its line of credit and (iii) the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty. Although the Company has successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment and cannot be expected just based on past results.

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

In 2013 we entered into an agreement with a pharmaceutical distributor, WholesaleRx, that represents over 700 such independent operations, and which also is DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable issues. Under this agreement, ScripsAmerica agreed to provide purchase order financing to WholesaleRx and purchased a 20% equity stake in WholesaleRx. In consideration for providing financing for WholesaleRx’s purchaser orders, and to cover the Company’s costs in administering the purchase order financing,

Subsequently to November 1, 2013, the Company and Wholesale Rx made certain changes to the November 1, 2013 agreement, whereby the Company’s investment was reduced to $275,000, the Company’s ownership interest was reduced to 14%, and the Company’s monthly fee was reduced to 14% of the gross profit for the preceding month if the credit line was used during such prior month but only 8% if the credit line was not used in such prior month. The subsequent amendments to the arrangement have not been reduced to a formal, written agreement and some of the arrangements are oral amendments. The parties are operating under their understanding of the current arrangement and Wholesale Rx is current in its obligations.

On January 29, 2014, Implex Corporation, which is owned by our legal counsel and related party, Richard C. Fox, entered into a stock purchase agreement to acquire from the owner of the specialty pharmacy Main Avenue Pharmacy, Inc., located in Clifton, New Jersey, for $550,000. The purchase price will be paid in installments and the shares will be held by an escrow agent until the final payment is made. Under the purchase agreement, the final agreement was made in July 11, 2014. The Company will also provide funding (as a loan or advance), to the extent not covered by the funds of the pharmacy, to pay all costs and expenses incurred in the operation of Main Avenue Pharmacy. Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy, Inc.

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

Operating Activities

Net cash used by operating activities was approximately $687,000 for the first six months of 2014 as compared to cash used by operating activities of approximately $62,000 for the same period in 2013, an increase in cash used by operations of approximately $625,000. The increase in the use of cash for the first six months of 2014 as compared to the same period in 2013 resulted primarily from our net loss adjusted for non-cash charges and changes in components of working capital. Our use of issuing common stock for services had a significant impact the Company reducing use of cash from operating activities in both years.

Investing Activities

In six month period ended June 30, 2014, the Company made the following investments:

The payment of the purchase price of $550,000 for the acquisition of MAvP was made as follows: The initial installment payment of $475,000 was made via a $175,000 payment directly from ScripsAmerica on Implex’s behalf and $300,000 in borrowings obtained by Implex (which consisted of a, $250,000 loan from a current stockholder and $50,000 loan from a related party). This $300,000 loan is considered non-cash transaction since the loan payment was paid on Implex’s Corporation’s behalf. The $75,000 installment payment was in second quarter 2014. MAvP is specialty pharmacy which is license to prepare and fill prescription via a topical cream format versus pill format. MAvP was basically a dormant business and had no significant sales in 2014, but we acquired the Company for its Pharmacist and license. Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy.

Our PIMD subsidiary has made a $70,000 deposit for a 100% ownership in a start-up limited liability company based in Florida named Pharma-Net America LLC (“Pharma-Net”). Pharma-Net business purpose is to provide doctor’s offices with special software that would act as a platform/link/network with the PBMs and doctors. It will provide 3rd party access for doctors, payers (insurance companies) and pharmacies. The agreement and final terms have not been signed or finalized by either party as of August 14, 2014. The Company’s interest in Pharma-Net is currently in other assets in our June 30, 2014 condensed consolidated balance sheet

Financing Activities

Net cash provided by financing activities was approximately $1,254,000 for first six months of fiscal year 2014 compared to approximately $61,000 for the same period in 2013. Financing activities for six month period ended June 30, 2014 consisted of the following: the Company (a) sold shares of common stock for gross proceeds of $1,500,000, (b) sold convertible notes payables for gross proceeds of $115,000, (c) received $92,000 for a $100,000, nine month note payable which is being paid daily, (d) paid down the balance on convertible notes in the amount of $321,000, (e) paid down $60,000 on a four year term loan, (f) paid off the year-end balance under our line of credit in the amount of $99,000 and (g) a distribution of equity in our PIMD subsidiary of approximately $114,000 and h) new one year note borrowings of $325,000 (of which $75,000 from related party). Non-cash transaction include the borrowing by Implex of $250,000 and $50,000 for a term of one year from a stockholder and a related party, respectively, which are included in the condensed consolidated balance sheet as of June 30, 2014.

Recent Financial Events

During the six months period ended June 30, 2014, the Company issued 24,917,066 restricted shares of common stock for cash proceeds of $1,425,325 in various private subscription agreements. Subscription price issued in a range from $0.05 to $.0633

During the six months period ended June 30, 2014, the Company issued 4,329,334 restricted shares of its common stock to non-employees for services rendered during 2014. These services were valued at $497,520 and the Company charged its operations in 2014.

During the six months period ended June 30, 2014, the Company issued 68,000 restricted shares of its common stock in connection with payments provided to members of the board of directors during 2014. The Company charged its operations $6,840 in 2014.

During the six months period ended June 30, 2014, the Company issued 1,740,550 restricted shares of its common stock in connection with financing costs during 2014. The Company charged to financing cost in the statement of operations $224,022 in 2014.

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

During the six months period ended June 30, 2014, the Company issued 756,400 restricted shares of its common stock to non-employees for payment of stock to be issued for cash received in 2013.

During the six months period ended June 30, 2014, the Company issued 705,703 restricted shares of its common stock to non-employees for payment of royalties. The payment of royalties was valued at $86,793.

During the six months period ended June 30, 2014, the Company issued 8,563,213 shares of its common stock for the conversion of approximately $597,821 of principal of our convertible notes payable. These shares have a fair value of $1,182,278.

On April 21, 2014, 250,000 common stock shares were returned to the Company by Sean R. Fitzgibbons and were cancelled by the Company. These shares were issued in 2013 and were valued at $32,500. The Company reversed the expense that was recorded to the statement of operation in 2013 and the second quarter of 2014.

From July 1, 2014 until August 13, 2014, we received $58,260 in cash in a private subscription sale in which we issued 1,010,350 shares of common stock. The private subscription purchase price had a range of $0.5 per share to $.06 per share

Commitments

The holders of a $250,000 convertible note which was converted into 2,000,000 shares of our common stock on March 12, 2012, are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. There have been no shipments through June 30, 2014 applicable to this royalty.

The holder of a $320,000 note payable are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly. During fiscal year 2013 the Company issued the holder of this note 1,114,672 shares of its common stock for payment of royalty expense. In addition a holder of a $50,000 note payable, a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. During the six months ended June 30, 2014, the Company also made cash payments for royalty expense associated with one of the notes in the amount of $133,572, and issued 584,276 shares of its common stock which have a fair value of $72,030 for payment of royalty expense and recorded a royalty expense of $213,000. For the six months ended June 30, 2013 the Company issued 513,834 shares of common stock as payment for the royalty expense and the Company recorded an expense of $132,730.

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

The Company had an initial closing under the securities purchase agreement on November 4, 2013, at which the Company sold to Seaside 1,152,514 restricted shares of its common stock for gross proceeds of $200,537, of which $7,500 was used to pay the legal fees for Seaside and $19,303 was paid for a finder’s fee. The Company also had closings on (i) December 4, 2013, at which the Company sold to Seaside 841,426 restricted shares of common stock for gross proceeds of $90,926 of which $2,500 was used to pay the legal fees for Seaside, (ii) January 6, 2014, at which the Company sold to Seaside 928,670 restricted shares of common stock for gross proceeds of $69,093 of which $2,500 was used to pay the legal fees for Seaside, (iii) February 4, 2014, at which the Company sold to Seaside 1,342,070 restricted shares of common stock for gross proceeds of $142,527, (iv) April 8, 2014, at which the Company sold to Seaside 925,153 restricted shares of common stock for gross proceeds of $61,060 and (v) May 5, 2014, at which the Company sold to Seaside 781,840 restricted shares of common stock for gross proceeds of $48,317.

On February 24, 2014, the Company issued 1,615,550 restricted shares of common stock to Ironridge Global Partners LLC pursuant to an adjustment provision based on the trading price of the Company’s common stock which provision was contained in a stipulation contained in the court order issued by the California Superior Court for the County of Los Angeles (“California State Court”) on November 8, 2013. These shares were issued as part of the settlement of bona fide claims against the Company which were purchased by Ironridge from various creditors of the Company.

On October 15, 2013 the Board of Directors approved revise compensation for the CEO, Robert Schneiderman and the CFO, Jeffrey Andrews, contingent on the Company raising $4 million via equity, debt or a combination of both. Contingent on raising the $4 million compensation would be as follows: CEO annual salary $200,000, CFO annual salary $192,000, both would receive 50,000 options quarterly at 120% of market price on the date granted with a one year vesting period. As of August 13, 2014, the $4 million raise has not been reached and consequently these conditions are not effective.

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

During the six month period ended June 30, 2014, the Company purchased product from three suppliers, and in first and second quarters 2013 the Company purchased 100% of its product packaging from its Contract Packager. A disruption in the availability of product packaging from the Company’s suppliers could cause a possible loss of sales, which could affect operating results adversely.

For the three month and six months period ended June 30, 2014, no customer accounted for more than 10% of revenue. For the three month period ended June 30, 2013, the Company derived approximately $91,600 or 100% of its revenue from one customers. For the six month period ended June 30, 2014, the Company derived revenue from two customers with one customer accounting for 60% of the revenue.

As of June 30, 2014, the Company had one customer representing 100% of our accounts receivable-related party, and numerous customers with none more than 10% for accounts receivable-trade. As of December 31, 2013, the Company had one customer representing 100% of our accounts receivable-related party, and no customers in our accounts receivable-trade.

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

The Company accrued the potential issuance of these shares and have expensed $164,655 to financing cost in the financial statement as of June 30, 2014, as well as, reserving 1,646,550 shares of the Company’s common stock.

INVESTMENTS

WholesaleRx

As of June 30, 2014, the Company has a 14% non-controlling ownership interest in WholesaleRx, Inc., which represents over 700 such independent pharmacy operations and is DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods will be sent to them COD which will eliminate any accounts receivable realization issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement to pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders and the Company would receive 12.5% of the WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances).

Per the November 1, 2013 agreement the Company agreed to make an equity investment of $400,000 for 12,000 shares, which will represent a 20% ownership interest in WholesaleRx. and to provide purchase order financing. WholesaleRx will pay the Company, on or before the 15th calendar day of each month, 14% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 14% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid. The subscription amount was to be paid in three installments, $150,000 upon execution of the agreement, $125,000 on December 31, 2013 which was paid in January 2014 and $125,000 on February 15, 2014, which has not been made as of August 14, 2014.

Subsequent to November 1, 2013, the Company and Wholesale Rx made certain changes to the agreement, whereby the Company’s investment was reduced to $275,000, and the Company’s ownership interest was reduced to 14%, and the Company’s monthly fee was reduced to 14% of the gross profit for the preceding month if the purchase order financing was used during such prior month but only 8% if the purchase order financing was not used in such prior month. The subsequent amendments to the arrangement have not been reduced to a formal, written agreement and some of the arrangements are oral amendments. The parties are operating under their understanding of the current arrangement and Wholesale Rx is current in its obligations.

This investment was originally accounted for under the equity method because the Company expected the investment to exceed 20%. Our initial investment of $275,000 was increased for the equity earnings of our 14% interest from the date of initial investment to March 31, 2014, to a total of $278,265. It was originally anticipated that the investment would be 20% or possibly greater so we had recorded the investment using the equity method but circumstances have changed. We do not have significant influence and management has determine that the investment will not be greater than 20% so the Company will record this investment using the cost method .

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

Details of the loan agreement are as follows: In December, 2013, the Company revised an October 2013 purchase agreement to acquire 90% of the Membership Units in PIMD. Although founded approximately four (4) years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that the Company obtain the necessary licenses from Florida (and from the DEA) for the ownership of a drug distribution company like PIMD. However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to change the structure of the relationship. Accordingly, the original purchase agreement was cancelled and voided. The funds already advanced by ScripsAmerica to PIMD were converted to a loan and the relationship between PIMD and ScripsAmerica became a Sourcing and Marketing Agreement. Implex Corporation, owned by the Company’s legal counsel, who is a Florida resident, has stepped in to assist with any licensing issues. The Company believes that if licensing is required it will be that of Implex, based in Florida and with a Florida owner.

Under this Sourcing and Marketing Agreement, which the Company entered into with PIMD in December 2013, the Company will help PIMD to secure (1) advantageous sources of drugs and (2) marketing and sales assistance in selling the drugs. For these services, the Company will receive a “Sourcing and Marketing Fee” which is 45% of the “Calculated Basis” to be calculated under a formula in the Sourcing and Marketing Agreement. PIMD had no significant sales for the first six month period ended June 30, 2014.

PIMD unaudited financial information as of June 30, 2014 and December 31, 2013 is as follows:

	As of June 30, 2014	As of December 31, 2013

Current assets	$109,000	$31,000
Total assets	$132,000	$31,000
Liabililties	$33,000	$177,000
Stockholders' Equity	$99,000	$(146,000)

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

Business Combination and Intangible Asset

On January 29, 2014, Implex Corporation, which is owned by our legal counsel and related party, Richard C. Fox, entered into a stock purchase agreement to acquire from its owner the specialty pharmacy Main Avenue Pharmacy, Inc.(“MAvP”), located in Clifton, New Jersey, for $550,000. The purchase price was paid in installments and paid in full as of June 30, 2014. Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company consolidated financial activities of Main Avenue Pharmacy, Inc.

Under the purchase agreement with the owner of Main Avenue Pharmacy, Implex acquired the workforce (3 employees) and the applicable state pharmacy licenses but the purchase did not include cash, receivables or any existing customer lists of the owner. It also excluded any existing liabilities prior to January 29, 2014. The total purchase price of $550,000 was preliminary allocated to MAvP’s net tangible and intangible assets based on the estimated fair value as of January 29, 2014. Excess purchase consideration, if any, was allocated to goodwill. All other tangible assets acquired had no significant fair value. This preliminary valuation determined that the only intangible assets acquired were the licenses with an estimated value of $12,000 and a one year life. As a result, $538,000 was allocated to goodwill for the excess of the purchase price. The Company amortized the intangible assets for the licenses beginning in March 2014 and has recorded an amortization expense of $4,000 as of June 30, 2014. Intangible assets with indefinite lives are not amortized (Goodwill); however, they are tested annually for impairment and when events or circumstances indicate change in fair value.

The payment of the purchase price of $550,000 is as follows: The initial installment payment of $475,000 was made via a $175,000 payment directly from ScripsAmerica on Implex’s behalf and $300,000 in borrowings obtained by Implex, 250,000 from a current stockholder and $50,000 from a related party (See note 10 for note details). A $60,000 installment payment was made in April 2014 and the final payments were made by June 30, 2014. MAvP is a specialty pharmacy which is licensed to prepare and fill prescriptions via a topical cream format versus pill format. MAvP was basically a dormant business and had no significant sales prior to the acquisition in 2014, and MAvP was acquired for its Pharmacist and license. Since ScripsAmerica will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company will consolidate financial activities of Main Avenue Pharmacy.

The Company’s condensed consolidated financial statements for the six months ended June 30, 2014 include the results of Main Avenue Pharmacy since the date of acquisition. The entire product revenue and product cost of sales in the June 30, 2014 statement of operations is related to Main Avenue Pharmacy. Unaudited proforma results for the six months period ended June 30, 2014 is as follows

As of June 30, 2014

Current assets	$1,339,000
Total assets	$1,339,000
Liabilities	$884,000
Stockholders' Equity	$455,000

The December 31, 2013, amounts were not presented because the amounts were immaterial and unavailable because the business was dormant for the past twelve months.

The original agreement date February 20, 2014 has been amended so that Scrips for its management services provided by the amended Business Management Agreement, effective April 1, 2014. ScripsAmerica will receive 100% of the profits and losses of Main Ave Pharmacy as defined by GAAP for profits and losses, and since ScripsAmerica has controlling interest in Implex, management has consolidated the activities of Main Avenue Pharmacy into our financial statements in 2014.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and estimates

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments which is considered to be a Variable Interest Entity (VIE) the Company would be considered the primary beneficiary of the VIE as it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Investments in entities in which the Company does not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence are accounted for using the cost method. For those consolidated subsidiaries where Our equity investment is classified in “Equity Investments” on the balance sheet.

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

Commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. Per our agreement with our pharmaceutical partner, the Company will earn a 14% commission on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies

Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value.  These receivable are from Main Avenue Pharmacy, which we manage under an agreement with the sole shareholder, Implex Corporation, and we only ship prescription products to patients upon payment approval by the patients’ insurance company, payments are usually received with 30 days of product being shipped. As of June 30, 2014, a $10,000 reserve for doubtful accounts was recorded and December 31, 2013, no allowance for doubtful accounts was deemed necessary.

Intangible assets - The Company amortizes the cost of other intangibles over their useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value as required.

Impairment of Long-Lived Assets

We review the carrying values of property and equipment and long-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include the following:

o	significant declines in an asset’s market price;
o	significant deterioration in an asset’s physical condition;

o	significant changes in the nature or extent of an asset’s use or operation;
o	significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;
o	accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;
o	current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
o	expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying value. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods

Receivable – Contract Packager - The Company has receivables from Marlex Pharmaceuticals, Inc. (“Contract Packager”), in the amount of $1,157,926 and $1,088,598 at June 30, 2014 and December 31, 2013, respectively. This receivable consists of purchase order (PO) financing, revenue earned for U.S. government sales and monthly payments due under the settlement agreement entered into on September 6, 2013. Under the September 6, 2013 settlement agreement, the Company is entitled to recover $408,150 of these receivables of which $244,893 has been recovered as of June 30, 2014. Consequently, the reserved amount has been offset for this recovery. Since collectability is still not certain on the remaining receivable, we have fully reserved it as of June 30, 2014 and December 31, 2013.

Receivable – related party – WholesaleRx, our pharmaceutical partner in which we have a 14% investment, is an entity from which we recognize Commission fees when earned on shipments of generic pharmaceutical and OTC products by our pharmaceutical partner, which is DEA and State-licensed to store and distribute controlled substances. The receivable consists of PO financing, and revenue earned for commission sales agreement entered into in November 1, 2013 (as subsequently amended by oral agreements). No reserve for un-collectability due to short history and no prior bad debts.

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

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, obligation due factor, and notes payable approximate their fair values due to their short-term maturities. The carrying value of the Company’s investments approximate fair value because the investments were made in 2013 and the carrying value includes the Company’s share of the investee’s earnings from the date of acquisition. (See Note 6.) The carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 13 for fair value of derivative liabilities.

Stock-Based Compensation – Compensation expense is recognized for the fair value of all share-based payments issued to employees. As of June 30, 2014 and December 31, 2013, the Company issued 10,400,000 and 5,015,000, respectively for employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model. .

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

•     the grant date fair value of our common stock, which is issuable upon exercise of the option or warrant,

•     the expected volatility of our common stock,

•     expected dividends on our common stock (although we do not anticipate paying dividends in the foreseeable future),

•     the risk free interest rate for the expected option or warrant term, and

•     the expected forfeiture rate.

Earnings (Loss) Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of June 30, 2014, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares of common stock, warrants convertible into 5,228,572 shares, options convertible into 10,400,000 shares and notes payable convertible into 4,546,494 shares of common stock.

ITEM 4.	CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014 (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective.

(b)   Internal Controls Over Financial Reporting.  There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2014, the Company issued 8,000 restricted shares of its common stock to two Board members for their attendance at committee meetings during the first quarter of 2014, which shares were valued at $872.

On April 1, 2014, the Company issued an aggregate of 1,600,000 restricted shares of its common stock to two (2) investors in a private placement of shares. The purchase price of the shares was an aggregate of $80,000.

On April 3, 2014, the Company issued an aggregate of 457,099 restricted shares of its common stock to Iconic Holdings, LLC for the conversion of a note in the principal amount of $54,582.

On April 3, 2014, the Company issued 189,000 restricted shares of common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $22,680.

On April 8, 2014, we issued 925,153 shares of restricted common stock to Seaside 88, LP pursuant to a Stock Purchase Agreement entered into on November 4, 2013. The purchase price of the shares was $61,060.

On April 8, 2014, the Company issued 200,000 restricted shares of common stock to an investor in a private placement of shares. The purchase price of the shares was $10,000.

On April 16, 2014, the Company issued an aggregate of 370,000 restricted shares of common stock to an investor in a private placement of shares. The purchase price of the shares was $18,500.

On April 25, 2014, the Company issued 461,662 restricted shares of its common stock to Typenex Co Investment LLC for the conversion of a note in the principal amount of $50,783.

On April 28, 2014, the Company issued 28,000 restricted shares of its common stock to four Board members for their attendance at board and committee meetings during the first quarter of 2014, which shares were valued at $3,080.

On May 5, 2014, we issued 781,840 shares of restricted common stock to Seaside 88, LP pursuant to a Stock Purchase Agreement entered into on November 4, 2013. The purchase price of the shares was $48,317.

On May 6, 2014, the Company issued 153,374 restricted shares of its common stock to Vista Capital Investments LLC for the conversion of a note in the principal amount of $18,543.

On May 23, 2014, the Company issued 2,000,000 restricted shares of common stock to a consultant for services to be rendered under a consulting agreement. These services were valued at $220,000.

On May 27, 2014, the Company issued 393,095 restricted shares of its common stock to Typenex Co. Investment LLC for the conversion of a note in the principal amount of $39,310.

On June 2, 2014, the Company issued 63,000 restricted shares of common stock to a note holder as payment of royalties due under the note.  The royalty payment was in the amount of $7,560.

On June 2, 2014, the Company issued 30,000 restricted shares of common stock to a consultant for investor relations services under a consulting agreement. The services were valued at $3,600.

On June 13, 2014, the Company issued 756,400 shares restricted shares of common stock to Steve Urbanski as part of the settlement agreement the Company entered into with GEM Global Yield Fund Limited (“GEM”) in January 2014. The subscription price of the stock issued to Mr. Urbanski was $50,296, which was paid by GEM as part of the settlement agreement.

On June 17, 2014, the Company issued 500,000 restricted shares of common stock to an investor in a private placement of shares. The purchase price of the shares was $25,000.

On June 19, 2014, the Company issued 200,000 restricted shares of common stock to an investor in a private placement of shares. The purchase price of the shares was $10,000.

On June 19, 2014, the Company issued 306,009 restricted shares of its common stock to Vista Capital Investments, LLC for the conversion of a note in the principal amount of $37,781.

On June 23, 2014, the Company issued 169,470 restricted shares of its common stock to Typenex Co. Investment LLC for the conversion of a note in the principal amount of $22,031.

On June 30, 2014, the Company issued 600,000 restricted shares of its common stock to a consultant for consulting services. These services were valued at $66,000.

On June 30, 2014, the Company issued 580,000 restricted shares of its common stock to an investor in a private placement of shares. The purchase price of the shares was an aggregate of $29,000

On April 25, 2014, Company issued options to purchase 50,000 shares of its common stock to members of the Board of directors for services provided. These options vested immediately and will expire 3 years from date of issuance. The option price is $.121 and the fair value of these options is $4,841 which was expensed to selling, general and administrative in the second quarter of 2014.

On April 25, 2014, the Company issued stock options exercisable to purchase 5,010,000 shares of its common stock to two of its executive officers. These options have an excise price of $0.118, are exercisable immediately and expire on April 25, 2017. The Company’s Chief Executive officer received options exercisable to purchase 2,510,000 shares of common stock and the Chief Financial Officer received options exercisable to purchase 2,500,000 shares of common stock. The fair value of these options is $437,620 and the options were expense in our second quarter 2014.

On June 23, 2014, the Company issued options exercisable to purchase 250,000 shares of common stock to an employee for services. These options have an excise price of $0.143, are exercisable immediately and expire on June 23, 2017. The fair value of these options is $28,296 and they were expensed to selling, general and administrative expenses in second quarter 2014.

The shares of the Company’s common stock issued and stock options granted during the three month period ended June 30, 2014 as described above qualified for an exemption under Section 4(a)(2) of the Securities Act because the issuance of shares by the Company did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in each of the issuances, size of the offering, manner of the offering and number of shares offered. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for the above securities transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISLCOSURES

 Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Temporary Hardship Exemption
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.

Dated: August 14, 2014
By: /s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

By: /s/ Jeffrey Andrews
Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

