Form 10-Q
period 2014-09-30
ScripsAmerica, Inc.
filed 2014-11-14
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2014

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

Yes ☐  No ☒

As of November 14, 2014, the registrant had 136,605,958 shares of common stock, $.001 par value, issued and outstanding and 2,990,252shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SCRIPSAMERICA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$1,200,099	$47,293
Accounts receivable trade, net of allowance for deductions of $510,025 and $0, respectively	3,213,760	–
Receivable - contract packager, net of allowance of $81,631 and $408,150, respectively	1,120,231	1,088,598
Receivable - related party commissions	64,562	24,223
Inventory	728,164	–
Intangible asset, net	4,000	–
Prepaid expenses and other current assets	114,565	329,673
Total Current Assets	6,445,381	1,489,787

Property and Equipment, net	58,532	–

Other Assets
Investment	278,265	276,956
Intangible assets	538,000	–
Other Assets	14,720	14,720
	830,985	291,676
TOTAL ASSETS	$7,334,898	$1,781,463

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Line of credit	$–	$99,222
Accounts payable and accrued expenses	2,475,221	226,570
Purchase order financing - related party	1,020,096	1,037,494
Term loans payable	407,379	–
Term loan payable - related party	100,746	–
Deferred Revenue	418,540
Royalty payable	44,579	–
Royalty payable - related party	18,149	5,302
Stock to be issued	–	273,947
Current portion of long-term debt - related party	131,053	122,529
Convertible notes payable	–	289,839
Derivative liability	–	1,133,393
Total Current Liabilities	4,615,763	3,188,296

Non-Current Liabilities
Preferred stock dividends payable	250,320	187,740
Convertible notes payable - related parties	106,109	120,738
Convertible notes payable - net of discounts $0 and $168,273 respectively	548,231	628,795
Long-term debt, less current portion - related party	130,904	230,287
Total Non-Current Liabilities	1,035,564	1,167,560

Total Liabilities	5,651,327	4,355,856

Commitments and Contingencies
Series A Convertible preferred stock - $.001 par value; 10,000,000 shares authorized, 2,990,252 issued and outstanding	1,043,000	1,043,000

Equity (Deficit)
Common stock - $0.001 par value; 250,000,000 shares authorized; 136,166,625 and 91,792,839 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	136,166	91,794
Additional paid-in capital	14,831,788	10,046,457
Accumulated deficit	(13,952,015)	(13,609,078)
Total Stockholders' Equity (Deficit) of ScripsAmerica, Inc.	1,015,939	(3,470,827)

Noncontrolling interest	(375,368)	(146,566)

Total Equity (Deficit)	640,571	(3,617,393)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$7,334,898	$1,781,463

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net revenues
Product revenues, net	$12,644,130	$–	$16,768,055	$150,499
Revenues net, from contract packager	128,892	56,642	371,810	285,144
Commission fees	44,391	16,625	202,128	16,625
Total net revenues	12,817,413	73,267	17,341,993	452,268

Cost of Goods Sold
Product	1,052,931	–	1,453,660	210,540
Royalty expense	160,037	30,600	362,990	213,945
	1,212,968	30,600	1,816,650	424,485

Gross Profit	11,604,445	42,667	15,525,343	27,783

Selling, General and Administrative Expenses	9,889,393	575,063	13,962,163	1,695,057

Selling, General and Administrative Expenses share-based compensation issued for services	135,652	2,074,367	1,082,240	3,214,472

Allowance for and recoveries of receivable - contract packager	(81,631)	(27,210)	(244,893)	1,183,789

Total Operating Expenses	9,943,414	2,622,220	14,799,510	6,093,318

Net Income (Loss) from Operations	1,661,031	(2,579,553)	725,833	(6,065,535)

Other Income (Expenses), net
Interest expense	(87,717)	(59,907)	(203,493)	(286,455)
Financing costs	(26,926)	–	(850,758)	–
Loss from derivatives issued with debt greater than carrying value	–	(544,053)	–	(887,474)
Gain (Loss) on revaluation of derivatives	–	795,555	(511,911)	(672,903)
Amortization of debt discount	–	(233,517)	(110,916)	(447,523)
Gain (Loss) on extinguishment of debt	(28,931)	299,709	555,014	417,674
Income from equity investments	–	–	1,309	–
	(143,574)	257,787	(1,120,755)	(1,876,681)
Net Income (Loss) Before Provision for Income taxes	1,517,457	(2,321,766)	(394,922)	(7,942,216)

Provision for Tax Expense	–	–	–	–

Net Income (Loss)	1,517,457	(2,321,766)	(394,922)	(7,942,216)

Net Loss Attributed to noncontrolling interest	(28,931)	–	(114,565)	–

Net Income (Loss) Attributed to ScripsAmerica, Inc.	1,546,388	(2,321,766)	(280,357)	(7,942,216)

Preferred Stock Dividend	(20,860)	(20,860)	(62,580)	(62,580)

Net Income (Loss) Available to Common Shareholders	$1,525,528	$(2,342,626)	$(342,937)	$(8,004,796)

Net income (Loss) Per Common Share
Basic	$0.01	$(0.03)	$(0.00)	$(0.13)
Diluted	$0.01	$(0.03)	$(0.00)	$(0.13)

Weighted Average Number of Common Shares
Basic	135,881,121	70,641,911	124,435,629	63,442,789
Diluted	161,280,997	70,641,911	149,835,505	63,442,789

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statements of Changes in Equity (Deficit)

For the nine month period ended September 30, 2014

	Common Stock		Additional Paid-In	Accumulated	Equity (Deficit)	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficit	ScripsAmerica	Interest	(Deficit)

Balance - January 1, 2014	91,792,839	$91,794	$10,046,457	$(13,609,078)	$(3,470,827)	$(146,566)	$(3,617,393)

Common stock issued for cash	27,299,202	27,299	1,522,320		1,549,619		1,549,619
Common stock issued for services - Directors	88,000	88	9,352		9,440		9,440
Common stock issued for conversion of Convertible Notes payable	9,009,937	9,010	1,240,277	–	1,249,287	–	1,249,287
Common stock issued for services - non employees	4,427,614	4,427	529,540		533,967		533,967
Common stock issued for royalty payment	921,203	921	105,860		106,781		106,781
Common stock issued for debt financing charges	1,740,550	1,740	222,281		224,021		224,021
Common stock issued in settlement agreement	887,280	887	124,494		125,381		125,381
Dividends for convertible preferred stock				(62,580)	(62,580)		(62,580)
Common stock options issued for services - Directors			12,973		12,973		12,973
Common stock options issued for services - employees			465,916		465,916		465,916
Common stock warrants issued for financing costs			552,318		552,318		552,318
Distribution taken from noncontrolling interest					–	(114,237)	(114,237)
Net Loss				(280,357)	(280,357)	(114,565)	(394,922)

Balance - September 30, 2014	136,166,625	$136,166	$14,831,788	$(13,952,015)	$1,015,939	$(375,368)	$640,571

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months end September 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(394,922)	$(7,942,216)
Adjustments to reconcile net loss to net cash provided by (uses in) operating activities:
Income from equity method investee	(1,309)	–
Amortization of discount on convertible notes	110,916	447,523
Loss from derivatives issued with debt	–	887,474
Depreciation expense	2,349	–
Amortization of licenses	8,000	–
Amortization of loan fees	8,000	125,224
Common stock issued for services	543,407	3,007,783
Common stock issued for payment of royalty fees	106,781	235,845
Common stock issued for finance fees	66,000	–
Options issued for services - Employees	465,916	206,689
Options issued for services - Directors	12,973	–
Warrants issued for settlement fee	552,318	–
Change in derivative liability	511,911	672,903
Reserve on receivable - Trade	(94,044)	–
Reserve on receivable - Contract packager	(244,893)	1,357,790
Gain on extinguishment of debt	(555,014)	(417,674)
Allowance for deductions and chargebacks	510,025	(11,399)

Change in operating assets and liabilities
Accounts receivable - trade	(3,629,739)	290,742
Accounts receivable - related party	(40,339)	(42,449)
Receivable - Contract packager	213,259	(559,167)
Prepaid expenses and other current assets	(59,902)	143,524
Inventory	(453,154)	–
Deferred revenue	418,540
Accounts payable and accrued expenses	2,166,121	172,131
Cash provided by (used in) operating activities	223,200	(1,425,277)

Cash Flows from Investing Activities
Acquisition of businesses	(175,000)	–
Purchase of property and equipment	(60,880)	–
Cash used in investing activities	(235,880)	–

Cash Flows from Financing Activities
Payments under bank line of credit, net	(99,222)	(40,059)
Proceeds from Issuance of common stock	1,675,000	245,697
Proceeds from term loan, net	20,648	–
Proceeds from convertible notes payable	114,750	1,372,867
Payments for convertible notes payable	(141,837)	–
Proceeds from notes payable from stockholder	250,000	–
Proceeds from notes payable - related party	75,000	–
Payments on note payable to stockholder	(121,269)	–
Payments on note payable - related party	(14,269)	–
Proceeds from PO financing from related party, net	(17,398)	328,169
Payments to factor, net	–	(141,725)
Payments on convertible notes payable	(321,482)	(242,734)
Payments on convertible note payable - related party	(49,339)	–
Payments on note payable - related party	(90,859)	(83,067)
Payments to members of noncontrolling interest	(114,237)	–

Cash provided by financing activities	1,165,486	1,439,148

Net Increase in Cash	1,152,806	13,871

Cash - Beginning of Period	47,293	13,513

Cash - End of Period	$1,200,099	$27,384

Supplemental Disclosures of Cash Flow Information	–
Cash Paid:
Interest	$135,474	$128,446
Noncash financing and investing activities:
Accrued Preferred Dividend payable	$62,580	$62,580
Investments - Main Ave Pharmacy	(300,000)	(154,000)
Financing – loans obtained for Main Ave Pharmacy	300,000	–
Conversion of notes payable for common stock	$694,273	$274,968

See accompanying notes to condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Notes to Consolidated Financial

Statements (Unaudited) for the nine months

ended September 30, 2014

1 – ORGANIZATION AND BUSINESS

The accompanying financial statements reflect financial information of ScripsAmerica, Inc. (the “Company”, “ScripsAmerica”, “us”, “we” or “our”).

ScripsAmerica, Inc. was incorporated in the State of Delaware on May 12, 2008. Since inception, the Company’s business model has evolved significantly. Through March 2013, and to a lesser extent into early 2014, the Company primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through major pharmaceutical distributors in North America. The end users included retail, hospitals, long-term care facilities and government and home care agencies. The majority of the Company’s revenue from this model came from orders facilitated by McKesson Corporation (“McKesson”), the largest pharmaceutical distributor in North America, and a few other major pharmaceutical distributors.

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

Specifically, we have developed a branded over the counter (“OTC”) product called “RapiMed” (www.rapimeds.com), which is a children’s pain reliever and fever reducer which is in the process of being launched in Hong Kong through our sales and distribution consortium Global Pharma Hub Inc. (“Global Pharma”), and which we hope to launch in retail outlets in North America upon obtaining financing sometime in 2016. We have also entered into agreements with third parties pursuant to which we receive fees based on a formula tied to the gross profit on sales of pharmaceutical products to independent pharmacies by such third parties. In February 2014, we entered into a management agreement with a New Jersey pharmacy, Main Avenue Pharmacy, Inc. (“MAVP”), that specializes in predominantly topical pain and scar creams and since we will have significant controlling interest , the Company consolidates the financial activities of this specialty pharmacy. We acquired 100% ownership of MAVP in the fourth quarter 2014.

The accompanying unaudited interim condensed consolidated financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements of ScripsAmerica, Inc. and related notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2013 filed with the SEC on April 15, 2014. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2 – LIQUIDITY AND BUSINESS RISKS

At September 30, 2014, the Company had approximately $1.2 million in cash, approximately $6.4 million in current assets and approximately $4.6 million in current liabilities for a working capital of approximately $1.8 million. For the three months period ending September 30, 2014, we earned approximately $1.5 million in operating income and we expect to continue to have positive income from our operations. At September 30, 2014 our accumulated deficit is approximately $13.9 million, but after taking into consideration our 2014 interim results to date and current projections for the remainder of 2014, management believes that the Company’s cash flow from operations will be sufficient to support the working capital requirements, debt service, applicable debt maturity requirements, and operating expenses through September 30, 2015.

We completed the development of a children’s pain relief rapid orally disintegrating 80 mg and 160 mg tablets for OTC products and due to the significant costs needed for a successful launch of RapiMed® we do not anticipate launching RapiMed® in the United States within the next 15 months. In January 2014, the Company formed a sales and distribution consortium (formerly referred to as a joint venture entity), Global Pharma Hub, Inc., for the licensing, marketing and distribution of our pediatric RapiMed® acetaminophen in foreign markets, with the initial target market being Hong Kong. On March 10, 2014, we received a $200,000 purchase order for our children’s pain relief rapid orally disintegrating 80mg tablets from Global Pharma Hub for the China market. However, as of November 14, 2014, no shipments have been made. The Company’s ability to obtain regulatory approval and launch RapiMed® in the United States is highly dependent upon management’s ability to (i) equal or exceed the planned operating cash flows, (ii) maintain continued availability on the existing line of credit and (iii) obtain additional financing or capital to fund and reduce the Company’s debt service obligations coming due and its operating expenses in addition to the normal regulatory and marketing risks expected.

3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

c.        Revenue Recognition - Product revenue associated with our pharmaceutical distribution services and our specialty pharmacy business is recognized when product is shipped from a contract packager or our pharmacy to our customers’ warehouses or directly to a patient, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. The sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

Our specialty pharmacy revenue is not recognized until the patient receives the filled prescription. We will prepare and fill a prescription that has been approved by an insurance provider, ship the filled prescription to the patient and upon confirmation of receipt of the prescription by patient will recognize revenue. Any prescription in which patient has not received product but we may have been reimbursed by the insurance provider is recorded at deferred revenue. As of September 30, 2014, deferred balance is $418,540.

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

Commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by WholesaleRx which is DEA and State-licensed to store and distribute controlled substances. Per our amended agreement the Company is to earn a 14% commission fee on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies.

d.        Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value. These receivables are from our specialty pharmacy, in which we only ship prescription products to patients upon payment approval by the patients’ insurance company. Payments are usually received within 30 days of the product being shipped. As of September 30, 2014, $510,025 has been recorded as an allowance for insurance company deductions and chargebacks. As of September 30, 2014 and December 31, 2013, no allowance for doubtful accounts was deemed necessary.

e.        Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets. Maintenance costs that do not significantly extend the useful lives of the respective assets and repair costs are charged to operating expense as incurred.

f.        Intangible assets - The Company amortizes the cost of intangibles over their useful lives unless such lives are deemed indefinite. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value if required.

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

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of, and projected value to be derived from, the eventual disposal of the assets to be held and used. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying value. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods

g.        Receivable - Contract Packager - The Company has receivables from Marlex Pharmaceuticals, Inc. (“Contract Packager”), in the amount of $1,201,231 and $1,088,598 at September 30, 2014 and December 31, 2013, respectively. This receivable consists of revenue earned for U.S. government sales and monthly payments due from the settlement agreement entered into on September 6, 2013. Under the September 6, 2013 settlement agreement, the Company is entitled to recover $408,150 of these receivables of which $326,524 has been recovered as of September 30, 2014.

h.        Receivable - related party - WholesaleRx, the pharmaceutical aggregator which is DEA and State-licensed to store and distribute controlled substances in which we have a 14% investment, is an entity from which we recognize Commission fees when earned on shipments of generic pharmaceutical and OTC products. The receivable consists of PO financing, and revenue earned for commission sales agreement entered into in November 1, 2013 (as subsequently amended by oral agreements). In August 2014, WholesaleRx stopped providing the necessary information for recording the commission fees and stopped making payments on the open receivables. Subsequent to September 30, 2014, the Company has filed legal action (see footnote #7 below for details) and as further disclosed in note 7, does not believe a reserve on this receivable is warranted at September 30, 2014.

i.        Inventory - Inventories represent purchased finished products at P.I.M.D. International LLC’s (“PIMD”) inventory location and at a third party manufacturer’s warehouse location. Raw materials represent the cost of purchased material use to make our compounded prescription products at our MAVP location. Both finished products and raw material costs are stated at the lower of cost or market determined by the first in, first out method.

k.        Derivative Financial Instruments - Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying values (e.g. interest rate, security price or other variable) that require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are, initially, and subsequently, measured at fair value and recorded as liabilities or, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments. These contracts require evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value.

Derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which historically has a high volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

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

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, and notes payable approximate their fair values due to their short-term maturities. It was impracticable to estimate the fair value of the Company’s investment (see notes 7). However, management believes the carrying value of the Company’s long-term debt approximates fair value due to the borrowing rates currently available to the Company for loans with similar terms. See note 3 for fair value of derivative liabilities.

m.        Advertising Expenses - The Company expenses advertising costs as incurred. The Company incurred advertising expenses in the amount of $0 and $63,000 for the three month period ended September 30, 2014 and 2013, respectively, and $29,017 and 267,413 for the nine months ended September 30, 2014 and 2013, respectively.

n.        Stock-Based Compensation - Compensation expense is recognized for the fair value of all share-based payments issued to employees and consultants. As of September 30, 2014 and December 31, 2013, the Company issued 10,450,000 and 5,015,000, respectively for employee stock options that required calculating the fair value using a pricing model such as the Black-Scholes pricing model. See Note 13 for fair value of these employee stock options.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees, the fair value at the grant date is used to value the expense. If the options or warrants are for future services, they are revalued at each reporting period unless there is a significant incentive for non-performance. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

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

o.        Earnings (Loss) Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of September 30, 2014, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares of common stock, warrants convertible into 5,228,572 shares, options convertible into 10,450,000 shares and notes payable convertible into 3,740,800 shares of common stock.

p.        Reclassification - Certain reclassifications have been made to the 2013 financial statements to conform to the interim 2014 condensed financial statements presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

q.        Recent Accounting Pronouncements – Management does not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statement.e.

4 – REVENUES NET, FROM CONTRACT PACKAGER AND COMMISSION FEES

The Company previously had an agreement with its Contract Packager, which was superseded by an amended agreement entered into on September 6, 2013. Under this September 6th agreement the Company is entitled to receive a percentage of the Contract Packager’s profit, defined as the net of financing charges and royalties. Since the Company is not deemed to be the principal in these sales transactions we do not report these sales transactions on a gross basis in our condensed statements of operations. The revenue is reported separately in the condensed statements of operations as “Revenues net, from Contract Packager”.

The gross sales and cost of sales from this U.S. government contracts were:

	Three month sales as of September 30,		Nine month sales as of September 30,
	2014	2013	2014	2013
Sales from US government contract	$3,519,621	$1,005,606	$10,726,464	$4,269,931
Cost on US government, per agreement	3,390,729	948,964	10,354,654	3,984,787
Revenue - net, from contract packager	$128,892	$56,642	$371,810	$285,144

In August 2013, the Company entered into an agreement with a pharmaceutical aggregator (“WholesaleRx”) which began shipping generic pharmaceutical and OTC products to independent pharmacies. Under this agreement, which was amended on November 1, 2013, and then, subsequently amended by oral agreements, the Company received a commission of 14% on gross margins of pharmaceutical products sold.

	Three month sales as of September 30,		Nine month sales as of September 30,
	2014	2013	2014	2013
Sales - WholesaleRx	$356,154	$188,232	$1,845,591	$188,232
Cost	318,296	171,607	1,649,996	171,607
Commission Revenue	$37,858	$16,625	$195,595	$16,625

In August 2014, the Company also entered into two other commission revenue agreements with independent pharmacy which generated commission revenue of $6,533 for the three and nine months period ended September 30, 2014.

5 – INVENTORY

Inventory consists of the following:

	As of September 30, 2014	As of December 31, 2013
Finished product at subcontract - RapiMed®	$275,010	$–
Finished product at PIMD, net of discounts	11,691	–
Raw material at Main Avenue Pharmacy	441,463	–
Total Inventory	$728,164	$–

No inventory reserves or lower of cost or market adjustments are considered necessary at September 30, 2014 since all products are less than 12 months in age. The finished goods product at subcontractor is for product to be sold once we get approval from Hong Kong regulators (see note 10).

6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of September 30, 2014		As of December 31, 2013
Prepayment for product to be manufactured	$–	(a)	$275,000
Prepaid insurances	56,396		25,400
Deferred financing costs, net	19,700		27,575
Prepaid, other	5,984		1,698
Advances to WholesaleRx	32,485		–
Total prepaid expenses and other current assets	$114,565		$329,673

(a)	Funds provided for production of RapiMed® tablets by third party manufacturer. The production was completed and the tablets were reclassified as inventory in June 2014, and remain so classified.

7 – INVESTMENTS in WholesaleRx

As of September 30, 2014, the Company has a 14% non-controlling ownership interest in WholesaleRx. WholesaleRx represents over 700 such independent pharmacy operators. WholesaleRx is DEA and State-licensed to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods are sent to them COD which eliminates any accounts receivable realization issues. Prior to November 1, 2013, the Company and WholesaleRx had an oral agreement pursuant to which the Company secured third party financing to fund WholesaleRx’s purchase orders. The Company would receive 12.5% of WholesaleRx’s “gross profit” for the prior month (which gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances).

Per the November 1, 2013 agreement the Company agreed to make an equity investment of $400,000 for 12,000 shares, (which would represent a 20% ownership interest in WholesaleRx) and to provide purchase order financing. WholesaleRx would pay the Company, on or before the 15th calendar day of each month, 14% of the gross profit (as described above) for the prior calendar month. If WholesaleRx is late in paying such 14% fee, then the amount owed will accrue interest at the rate of 18% per annum until paid. The subscription amount was to be paid in three installments, $150,000 upon execution of the agreement, $125,000 on December 31, 2013 which was paid in January 2014 and $125,000 on February 15, 2014, which was not paid due to the November 1, 2013 amendment.

Subsequent to November 1, 2013, the Company and WholesaleRx made certain changes to the agreement, whereby the Company’s investment was modified to $275,000, and the Company’s ownership interest was modified to 14%, and the Company’s monthly fee was reduced to 14% of the gross profit for the preceding month if the purchase order financing was used during such prior month but only 8% if the purchase order financing was not used in such prior month. The subsequent amendments to the arrangement have not been reduced to a formal, written agreement and some of the arrangements are oral amendments.

As of August 6, 2014, WholesaleRx stopped making payments to the Company and stopped providing the required financial information for calculation of the 14% fee. Accordingly, on October 8, 2014 the Company filed a Complaint in the State of Delaware for the unpaid amounts owing. At the same time, the Company joined with a 40% shareholder, giving them a 54% voting interest and they have jointly filed a derivative action in the Tennessee courts seeking return to the Company of funds alleged to have been improperly withdrawn by management, a 40% shareholder. In addition, the two shareholders (including the Company) have called a shareholders meeting with the intent to change the Board of directors and management. Based on these actions and current information available the Company does not believe the investment to be impaired.

On November 10, 2014, new management was installed as a result of the Board meeting. No significant assets were reduced and with the change of management our current agreement will resume, consequently no reserve for our outstanding receivable or reserve for our investment was considered necessary as of September 30, 2014.

This investment was originally accounted for under the equity method because the Company expected the investment to exceed 20%. The Company’s initial investment of $275,000 was increased for the equity earnings of our 14% interest from the date of initial investment to March 31, 2014, to a total of $278,265. It was originally anticipated that the investment would be 20% or possibly greater so we had recorded the investment using the equity method but circumstances have changed. As of September 30, 2014, we had no access to WholesaleRx’s records and the Company is continuing to recording this investment using the cost method.

8 – P.I.M.D International, LLC

P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida, is considered to be a Variable Interest Entity (VIE). Our determination that PIMD is a variable interest entity (VIE) was based on the fact that PIMD’s equity at risk is insufficient to finance its activities. The Company would be considered the primary beneficiary of the VIE as it has both: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. The Company receives a majority of PIMD’s expected profits and losses. We also will provide the primary financing for inventory purchases through related parties.

The assets and liabilities and revenues and expenses of PIMD have been included in the accompanying condensed consolidated financial statements. During 2014 the non-controlling interest in PIMD made a distribution of $114,237, and in 2013 also made a distribution of $119,650 to the shareholders of PIMD. In nine months period ending September 30, 2014, the loss recorded to the statement of operations was $114,565 for a cumulative loss of $132,875. The total equity attributed to the non-controlling interest is a deficit of $375,368 at September 30, 2014.

In December, 2013, the Company revised an October 2013 purchase agreement to acquire 90% of the Membership Units in PIMD. Although founded approximately 4 years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that the Company obtain the necessary licenses from Florida (and from the DEA) for the ownership of a drug distribution company like PIMD. However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to change the structure of the relationship. Accordingly, the original purchase agreement was cancelled and voided. The funds already advanced by the Company to PIMD were converted to a loan and the relationship between PIMD and the Company became a Sourcing and Marketing Agreement. Implex Corporation (“Implex”), owned by the Company’s legal counsel and a shareholder, who is a Florida resident, has stepped in to assist with any licensing issues. The Company believes that if licensing is required it will be that of Implex, based in Florida and with a Florida owner.

PIMD unaudited financial information is as follows:

P.I.M.D Statement of Operations	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Product revenue-net	$65,900	$72,700
Cost of Goods Sold	$42,600	$48,500
Gross Profit	$23,300	$24,200
Operating Costs and Expenses:
Selling, General and Administrative	$52,200	$138,800

Net Loss	$(28,900)	$(114,600)

	As of September 30, 2014	As of December 31, 2013
Current assets	$47,000	$31,000
Total assets	$130,000	$31,000
Liabilities	$505,000	$177,000
Stockholders' Equity	$(375,000)	$(146,000)

Implex, a related party, borrowed $272,000 from the Company at an interest rate of 2% and it has re-loaned the funds to PIMD at an interest rate of 5%. Implex will keep the 3% differential. The Company’s loan to Implex and Implex’s loan to PIMD are both for a five year period. Implex entered into a “Business Development and Retention Agreement” with PIMD to assist PIMD with the development of its business

9 – BUSINESS COMBINATION AND INTANGIBLE ASSETS

On January 29, 2014, Implex, which is owned by our legal counsel and related party, Richard C. Fox, entered into a stock purchase agreement to acquire from MAVP, located in Clifton, New Jersey, for $550,000. The purchase price was paid in installments and paid in full as of June 30, 2014. Since the Company will have significant controlling interest via related party relationships and will be the primary beneficiary, the Company consolidated financial activities of MAVP. Subsequently in October 2014, the Implex ownership interest in MAvP was transferred to the Company for no additional consideration as the Company previously reflected 100% of the purchase price through VIE consolidation. The Company now owns 100% of the assets and outstanding common stock of MAvP.

Under the purchase agreement with the seller, Implex acquired the workforce (3 employees) and the applicable state pharmacy licenses but the purchase did not include cash, receivables or any existing customer lists of the owner. It also excluded any existing liabilities prior to January 29, 2014. The total purchase price of $550,000 was preliminary allocated to MAvP’s net tangible and intangible assets based on the estimated fair value as of January 29, 2014. Excess purchase consideration, if any, was allocated to goodwill. This preliminary valuation determined that there were two intangible assets acquired, were the licenses with an estimated value of $12,000 and a one year life and licenses that have an indefinite life. As a result, $538,000 was allocated to indefinite intangible assets. The Company amortized the intangible assets for the licenses beginning in March 2014 and has recorded an amortization expense of $8,000 as of September 30, 2014. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and when events or circumstances indicate change in fair value.

The payment of the purchase price of $550,000 is as follows: The initial installment payment of $475,000 was made via a $175,000 payment directly from the Company on Implex’s behalf and $300,000 in borrowings obtained by Implex, 250,000 from a current stockholder and $50,000 from a related party (See note 10 for note details). A $60,000 installment payment was made in April 2014 and the final payments were made in June 2014. MAvP is a specialty pharmacy which is licensed to prepare and fill prescriptions via a topical cream format versus pill format. MAvP was basically a dormant business and had no significant sales prior to the acquisition in 2014, and MAvP was acquired for its Pharmacist and license. Since the Company has significant controlling interest via related party relationships and will be the primary beneficiary, the Company has consolidated the financial activities of MAvP from the date of MAvP acquisition.

The Company’s condensed consolidated financial statements for the nine months ended September 30, 2014 include the results of MAVP since the date of acquisition. The entire product revenue and product cost of sales in the September 30, 2014 statement of operations is related to MAVP. Because there were not significant operations in 2013 and because the 2014 operations prior to the acquisitions on January 29, 2014, were not material, proforma financial information for 2013 and 2014 is not deemed necessary. No material transactions in 2013 or prior to acquisition so no proforma is required as it is represents actual operations.

On February 20, 2014, Implex and MAVP, the specialty pharmacy being acquired by Implex, entered into a Business Management Agreement with ScripsAmerica, effective as of February 7, 2014. Under this agreement, Implex has engaged the Company to manage the day to day business operations of MAVP, subject to the directives of Implex. The Company’s day to day management responsibilities includes financial management but excludes any matters related to licensing and those responsibilities which require Federal or state licensure (“Licensing Matters”). Implex will be responsible for managing Licensing Matters. The Company will also provide funding (as a loan or advance), to the extent not covered by the funds of the pharmacy, to pay all costs and expenses incurred in the operation of MAVP.

The original agreement date February 20, 2014 has been amended so that Scrips for its management services provided by the amended Business Management Agreement, effective April 1, 2014, ScripsAmerica will receive 100% of the profits and losses of MAVP as defined by GAAP for profits and losses and since ScripsAmerica has controlling interest in Implex, management has consolidated the accounts and activities of MAVP from January 29, 2014 through September 30, 2014.

10 – Foreign Sales Consortium (formerly referred as JOINT VENTURES AGREEMENT)

In January 2014, the Company formed a sales and distribution consortium with Forbes Investments, Ltd. (and its assigns) and Sterling, LLC (and its assigns) for the purpose of marketing, supplying and distributing RapiMed® in foreign markets. Global Pharma was chosen to be the distributor. The initial market is to be in China, where Global Pharma began marketing RapiMed®. The ownership of Global Pharma is as follows: (a) the Company owns 37%, (b) Forbes Investments, Ltd. owns 37% and (c) Sterling, LLC owns 26%. Forbes Investment, Ltd. is based in Shenzhen, China. The parties have a written understanding of this consortium although a final, binding contract is in process of being prepared for signature.

In January 2014, we entered into an exclusive license and marketing agreement that allows Global Pharma to be the exclusive distributor of RapiMed® as well as our registered trade mark “MELTS IN YOUR CHILD'S MOUTH” worldwide other than the U.S. Global Pharma must meet minimum sales quotas terms as follows:

1.	$500,000 in purchase orders during first 12 months of License Agreement;
2.	$1,400,000 in purchase orders during second 12 months; and
3.	$2,400,000 in purchase orders during the third 12 months.

Global Pharma entered into an exclusive sub-licensing agreement for RapiMed® in the territory of Hong Kong on January 28, 2014, with NYJJ Hong Kong Ltd. to generate initial and ongoing orders for the product following its registration approval by the Hong Kong government. The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$550,000 in purchase orders during first 12 months;
2.	$1,500,000 in purchase orders during the second 12 months; and
3.	$2,500,000 in purchase orders during the third 12 months.

On February 22, 2014, Global Pharma entered into an exclusive sub-licensing agreement with Jetsaw Pharmaceutical, Inc. for the marketing and distribution of RapiMed® pediatric acetaminophen in the territory of Canada for an initial term of three years. The minimum sales quotas terms of the exclusive Canadian sub-licensing agreement are as follows:

1.	$120,000 in purchase orders during first 12 months;
2.	$220,000 in purchase orders during the second 12 months; and
3.	$320,000 in purchase orders during the third 12 months.

As of September 30, 2014, no funds have been provided by any partner, no losses or income generated and this consortium is still in the development stage.

11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2014
Accounts payable and general accruals	$713,586	$226,570
Accrued commission expense	$1,587,693	–
Accrued Ironridge expense (see note 17)	$164,655	–
Deferred rent payable - PIMD	$9,287	–
Total	$2,475,221	$226,570

12 – DEBT

Debt consists of the following as of September 30, 2014 and December 31, 2014:

	September 30, 2014	December 31, 2013
Line of credit	$–	99,223
Debt with related party	261,957	352,816
12% Fixed rate Convertible notes payable	548,231	574,778
12% Fixed rate Convertible notes payable-related party	106,109	120,738
8% variable convertible notes payable	–	116,334
10% variable convertible notes payable	–	179,291
12% variable convertible notes payable	–	48,230
12% 1 year term loan	128,731	–
12% 1 year term loan – related party	25,746	–
24% 1 year term loan	250,000	–
24% 1 year term loan – related party	75,000	–
QuarterSpot – Term loan	28,648	–
Total notes payable	1,424,422	1,491,410
Less current maturities	639,178	511,590
Long-term debt	$785,244	$979,820

Debt discounts consist of the following:
8% variable convertible notes payable	$–	$286,166
10% variable convertible notes payable	–	100,709
12% variable convertible notes payable	–	40,794
Total Discounts	$–	$427,669

Line of Credit

In October 2013, the Company’s line of credit from Wells Fargo Bank was renewed through October 2017. This line of credit allows the Company to borrow up to a maximum of $100,000, at an interest rate of prime plus 6.25% (9% at September 30, 2014). The line is secured by a personal guarantee by the Company’s CEO. The outstanding borrowings under this line of credit at September 30, 2014 and December 31, 2013 were $0 and $99,222, respectively. The Company incurred interest expense under this line of credit of approximately $0 and $937 and $146 and $2,406 for the three and nine months ended September 30, 2014 and 2013, respectively.

Debt With Related Party

On August 15, 2012, the Company entered into a four year term loan agreement in the amount of $500,001 with Development 72, LLC (a related party) for the purpose of funding the inventory purchases of RapiMed®. This loan bears interest at the rate of 9% per annum, with 48 equal monthly installments of interest and principal payments of $12,443 and matures on August 15, 2016. The Company may prepay the loan, in full or in part, subject to a prepayment penalty equal to 5% of the amount of principal being prepaid. The loan is secured by the assets of the Company.

In addition to the monthly loan repayments, during the 48 month period ending August 15, 2016, and regardless if the loan is prepaid in full, the Company will pay to Development 72 a royalty equal to one percent (1%) of all revenues that the Company receives from the Company’s sale or distribution of RapiMed®. The royalty payments will be made quarterly and are subject to a fee for late payment or underpayment. Development 72 is a related party because the manager of Development 72, Andrius Pranskevicius, is a member of the Company’s board of directors. There were no sales during the first three quarters of 2014 and 2013 related to this and therefore no royalties were expensed or owed.

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

Interest expenses associated with this note for the three and nine month periods ended September 30, 2014 and 2013 were $6,360 and $21,123, $9,016 and $28,915, respectively. The outstanding balance at September 30, 2014 and December 31, 2013 was $261,957 and $352,816, respectively, with a current liability balance of $131,053 and $122,529, respectively.

12% Fixed Rate Convertible Notes Payable

The Company obtained loans in various amounts beginning in 2011. These notes currently have terms of no required principal payments until maturity which currently are April 1, 2016. In June of 2014 the owners of these notes agreed to extend the maturity dates to April 1, 2016 from January 30, 2015 and November 30, 2015. The principal portion of these notes can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. These notes provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or in shares of common stock of the Company at $0.17 per share, at the option of the lender.

During the nine month period ended September 30, 2014 the following activity occurred relating to various notes in this category: the Company received $114,750 in cash for several new convertible promissory notes; the Company made $149,830 in principal payments. The outstanding balance at September 30, 2014 and December 31, 2013, was $548,231 and $628,795, respectively, with the current liability balance $0 and $289,839, respectively. The Company recorded interest expense for the three and nine month period ended September 30, 2014, of $16,799 and $59,067, respectively, and for the three and nine month periods ended September 30, 2013, of $12,900 and $37,700, respectively.

12% Fixed Rate Convertible Notes Payable-Related Party

The Company obtained loans in the amount of $80,000 in 2011 from a company owned by the Company’s Chief Executive Officer. There is no required principal payment on the note until maturity which is April 1, 2016. The owner of this note agreed in June of 2014 to extend the maturity date to April 1, 2016 from January 30, 2015. The principal portion of the note can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share at the option of the lender. These notes provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or in shares of common stock of the Company at $0.17 per share, at the option of the lender.

As of September 30, 2014 and December 31, 2013 the principal balance of this note with our Chief Executive Officer was $80,000. The Company recorded interest expense for the three and nine month periods ended September 30, 2014 and 2013, of $2,400 and $7,200 and $2,400 and $7,200, respectively.

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

Additionally, the Company shall pay to the lender under the 2012 $50,000 note a royalty of 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. Payments for royalty will be paid quarterly. During the nine month period ended September 30, 2014, the Company made cash payments of $14,629 in principal and as of September 30, 2014 and December 31, 2013, the principal balance was $26,109 and $40,738, respectively. The Company recorded interest expense for three and nine month periods ended September 30, 2014 of $823 and $3,699, respectively. During the three and nine month periods ended September 30, 2014 the Company, made cash payments for royalty expense in the amount of $25,200 and $63,098, respectively, and issued 42,000 and 163,427, shares of its common stock, respectively, for payment of royalty expense, and recorded a royalty expenses, of $29,400 and $93,400, for the three and nine month periods ended September 30, 2014 respectively.

8% Variable Convertible Notes Payable

In fiscal year 2013 the Company entered into six new securities purchase agreements (as of September 30, 2014 no notes were outstanding and as of December 31, 2013 only four were still outstanding) with various lenders pursuant to which the lenders purchased an 8% convertible note. The Company received $462,000 in cash for these 8% convertible notes payable with the aggregate principal amount equaling $547,500. Some of these notes included (i) a 10% discount in the aggregate amount of $27,500, and (ii) fees totaling $58,000 paid directly to third parties for legal and finder fees. The maturity dates for these notes range from six months to nineteen months from date of issuance. The conversion price for these notes is equal to a 40% to 65% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 10 trading day period prior the date of the notice of conversion. For some of these note, there is a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if made prepayment is made before a set period of time.

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

During the nine month period ended September 30, 2014 the following activity occurred relating to the various notes in this category: No new borrowings occurred. The Company paid the sum of $66,732 to a holder of one of these notes for the principal of $50,000. This cash payment of $66,732 included the accrued interest and a prepayment penalty charge. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $81,792. Two lenders converted $125,000 of principal into 1,890,699 shares of our common stock valued at $368,606. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $68,521. The Company also partially paid down the principal of a loan by making cash payments of $127,260 and issuing 2,039,864 of our common stock valued at $224,230. The Company recognized a gain for this extinguishment in the amount of $82,450.

As of September 30, 2014, and December 31, 2013 the principal balance was $0 and $402,500, respectively, and the unamortized debt discount was $0 and $286,166, respectively. The Company recorded interest expense for first quarter of 2014 and 2013 of $61,493 and $13,036, respectively. The Company would have been required to issue 0 and 6,044,978 of common stock if the lenders converted on September 30, 2014 and December 31, 2013, respectively. The fair value of the derivative liability at September 30, 2014 and December 31, 2013 was $0 and $606,112, respectively.

10% Variable Convertible Notes Payable

During the fiscal year 2013 the Company entered into twelve securities purchase agreements (as of September 30, 2014, no note was outstanding and as of December 31, 2013 only seven were still outstanding) with various lenders pursuant to which the lenders purchased a 10% convertible note. The Company received $371,167 in cash for these 10% convertible notes payable with the aggregate principal amount equaling $405,000. Some of these notes included (i) a 10% discount in the aggregate amount of $11,250 and (ii) fees totaling $22,583 paid directly to third parties for legal and finder fees. The maturity dates for these notes range from six months to twelve months from date of issuance. The conversion price for these notes are equal to a 35% to 65% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 20 trading day period prior the date of the notice of conversion. For some of these note there is a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if made prepayment is made before a set period of time.

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

During the nine month period ended September 30, 2014 the following activity occurred relating various notes in this category: No new borrowing occurred. The Company paid $70,000 to a holder of one of these notes for the principal of $50,000. This cash payment of $70,000 included the accrued interest and a prepayment penalty charge. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $98,390. Five lenders converted $178,750 of principal into 3,146,367 shares of our common stock valued at $408,028, and the Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $169,323. One lender partially converted a note with a principal of $51,250 into 457,099 shares valued at $54,852 in our fiscal second quarter and in third quarter converted the remaining principal balance of $25,625 into 446,724 shares.

As of September 30, 2014 and December 31, 2013, the principal balance was $0 and $280,000, respectively, and the unamortized debt discount was $0 and $100,709, respectively. For the three and nine months period ended September 30, 2013, the Company recorded interest expense of $4,800 and $9,588, respectively. The Company would have been required to issue 0 and 4,484,138 shares of common stock if the lenders converted on September 30, 2014 and December 31, 2013, respectively. The fair value of the derivative liability at September 30, 2014 and December 31, 2013 was $0 and $383,337, respectively.

12% Variable Convertible Notes Payable

During fiscal year 2013 the Company entered into seven new securities purchase agreements (as of September 30, 2014 no notes were outstanding and as of December 31, 2013 only three were still outstanding) with various lenders pursuant to which the lenders purchased a 12% convertible note. The Company received $233,200 in cash for these 12% convertible notes payable with the aggregate principal amount of $263,000. Some of these notes included (i) a 10% discount in the aggregate amount of $15,000 and (ii) fees totaling $14,800 paid directly to third parties for legal and finder fees. The maturity dates for these notes range from three months to twelve months from date of issuance. The conversion price for these notes are equal to a range of 42.5% to 60% discount to the lowest closing trading prices or an average of trading prices of the Company’s common stock at the close of trading during a 5 to 20 trading day period prior the date of the notice of conversion. For some of these notes there is a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if the payment is made before a set period of time. We did not incur any penalty costs during 2013 for conversion of 12% variable notes payable.

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

During nine month period ended September 30, 2014 the following activity occurred relating various notes in this category: No new borrowings occurred. The Company paid the sum of $57,089 to a holder of one of these notes for the principal of $40,000. This cash payment of $57,089 included the accrued interest and a prepayment penalty charge. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $57,249. A lender converted $25,000 of principal into 569,801 shares of our common stock valued at $68,376. The Company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $26,220.

As of September 30, 2014 and December 31, 2013, the principal balance of these notes was $0 and $89,025, respectively, and the unamortized debt discount was $0 and $40,795, respectively. The Company recorded interest expense for three and nine months periods ended September 30, 2014 of $200 and $15,794, respectively. For the three and nine month periods ended September 30, 2013, the Company recorded interest expense of $2,670 and $25,660, respectively. The Company would have been required to issue 0 and 1,512,736 of common stock if the lenders converted on September 30, 2014 and December 31, 2013, respectively. The fair value of the derivative liability at September 30, 2014 and December 31, 2013, is $0 and $143,944 respectively.

12% One Year Term Loan

To finance the purchase of MAvP, Implex Corporation, borrowed $250,000 from a stockholder of the Company in 2014. This loan bears interest at the rate of 12% per annum, with 12 equal monthly installments of interest and principal payments of $22,214 beginning April 1, 2014 and matures on May 1, 2015. Additionally, the Company shall pay to the lender a royalty of $25 on the first 10,000 prescriptions processed by MAvP during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014) and $8 for all prescriptions thereafter. The Company has recorded a royalty expense of $61,795 and $93,895for the three and nine month period ended September 30, 2014, respectively. The Company on Implex’s behalf, paid $121,269 in principal payments and recorded interest expense of $13,306. The balance as of September 30, 2014 is $128,731.

12% One Year Term Loan – Related Party

To finance the purchase of MAVP, Implex borrowed $50,000 from the wife of the Company’s Chief Executive Officer. This loan bears interest at the rate of 12% per annum, with 12 equal monthly installments of interest and principal payments of $4,412 beginning April 1, 2014 and matures on May 1, 2015. Additionally, the Company shall pay to the lender a royalty of $5 on the first 10,000 prescription processed by MAVP during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014) and $2 for all prescription thereafter. The Company has recorded a royalty expense of $12,335 and $18,775 for the three and nine month periods ended September 30, 2014. The Company on Implex’s behalf paid $24,254 in principal payments and recorded interest expense of $2,658 and the balance as of September 30, 2014 is $25,746.

24% One Year Term Loan

On May 19, 2014, MAVP borrowed $250,000 from a stockholder of the Company in order to provide funding for inventory and payment of commission expenses. This loan bears interest at the rate of 24% per annum, interest payments are due monthly beginning July 1, 2014, and the principal payment is due at the maturity date of May 18, 2015, along with any outstanding interest payments. Additionally, the Company shall pay to the lender a royalty of $2 for each prescription processed by MAVP upon the commencement of the $8.00 royalty under the investment contract dated January 17, 2014, with Implex. The balance as of September 30, 2014 is $250,000. No royalty has been paid since this royalty clause does not require payment until prior notes are paid in full.

24% One Year Term Loan – Related Party

On May 19, 2014, MAVP borrowed $75,000 from the wife of the Company’s Chief Executive Officer in order to provide funding for inventory and payment of commission expenses. This loan bears interest at the rate of 24% per annum, interest payments are due monthly beginning July 1, 2014, and the principal payment is due at the maturity date of May 18, 2015 along with any outstanding interest payments. Additionally, the Company shall pay to the lender a royalty of $2 for each prescription processed by MAVP upon the commencement of the $8.00 royalty under the investment contract dated January 17, 2014, with Implex. The balance as of September 30, 2014 is $75,000. No royalty has been paid since this royalty clause is not effective until prior notes are paid in full.

QuarterSpot Term Loan

On March 17, 2014, the Company received $92,000 in cash for an 8.9% note payable with a principal amount of $100,000, and incurred fees totaling $8,000 which were paid directly to third parties for legal and broker fees. Beginning March 19, 2014 daily payments of $520.83 began and will continue until this loan is paid in full on or about December 17, 2014. As of September 30, 2014, the principal balance is $28,648 and the Company recorded interest expense for the three and nine months period ended September 30, 2014 of $2,897 and $9,456, respectively.

13 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative liabilities consist of convertible notes with features that could result in the note principal being converted to a variable number of the Company’s common shares. The fair value of the embedded derivative associated with these notes was determined by using the Black- Scholes pricing model with the following assumptions:

As of :	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Volatility	135.00%	133.60%	132.9% -98.9%	110.4% - 28.5%
Expected life (in years)	0	0.11	0.4 – 0.9	0.03 – 0.6
Risk-free interest rate	0.10%	0.10%	0.10% - 0.13%	0.07% -0.12%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Activity during the current period is as follows:

Derivative liabilities at December 31, 2013	$1,133,393

New derivative liabilities issued in first quarter 2014	–
Extinguishment	(1,318,853)
Revalue at reporting period	512,790
Derivative liabilities at March 31, 2014	$327,330

New derivative liabilities issued in second quarter 2014	–
Extinguishment	$(310,791)
Revalue at reporting period	$(879)
Derivative liabilities at June 30, 2014	$15,660

Extinguishment	$(15,660)
Revalue at reporting period	$(0)
Derivative liabilities at September 30, 2014

14 – EQUITY (DEFICIT)

General

The Company is authorized to issue 10,000,000 preferred shares with a par value of $.001 per share. The preferred stock of the Company shall be issued by the board of directors of the Company in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the board of directors of the Company may determine, from time to time as a class or series is issued.

The Company is authorized to issue 250,000,000 common shares with a par value of $.001 per share. Each share is entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

On March 26, 2014, the Company’s board of directors approved the ScripsAmerica, Inc., Incentive Stock Plan (“SOP”). On April 16, 2014, the SOP was approved by the written consent of the Company’s shareholders. The SOP was designed to serve as incentive for retaining qualified and competent employees, officers and directors, and certain consultants and advisors. There are 6,000,000 shares authorized for issuance under the SOP.

The purchase price per share of a Common Stock option under the SOP plan shall not be less than 100 percent of the fair market value at the time the options are granted. The purchase price per share of Common Stock option under the SOP plan to a person who owns more than 10 percent of the voting power of the Corporation's voting stock shall not be less than 110 percent of the fair market value of such shares, at the time the options are granted. The total value of options granted, under the SOP, to any one person, shall not exceed any limit imposed by Section 422 or the rules and regulations promulgated by the Internal Revenue Service thereunder. Currently, the limitation is One Hundred Thousand Dollars ($100,000) in value in any one corporate fiscal year.

As of September 30, 2014, no options have been issued under the SOP.

Issuances during 2014

During the nine months period ended September 30, 2014, the Company issued 27,299,202 restricted shares of common stock for cash proceeds of $1,549,619 in various private subscription agreements. Subscription price is issued in a range from $0.05 to $.0633

During the nine months period ended September 30, 2014, the Company issued 4,427,614 restricted shares of its common stock to non-employees for services rendered during 2014. These services were valued at $533,967 and the Company charged its operations in 2014.

During the nine months period ended September 30, 2014, the Company issued 88,000 restricted shares of its common stock in connection with payments provided to members of the board of directors during 2014. The Company charged its operations $9,440 in 2014.

During the nine months period ended September 30, 2014, the Company issued 1,740,550 restricted shares of its common stock in connection with financing costs during 2014. The Company charged to financing cost in the statement of operations $224,021 in 2014.

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

During the nine months period ended September 30, 2014, the Company issued 756,400 restricted shares of its common stock to non-employees for payment of stock to be issued for cash received in 2013.

During the nine months period ended September 30, 2014, the Company issued 921,203 restricted shares of its common stock to non-employees for payment of royalties. The payment of royalties was valued at $106,782.

During the nine months period ended September 30, 2014, the Company issued 9,009,937 shares of its common stock for the conversion of approximately $623,446 of principal of our convertible notes payable. These shares have a fair value of $1,249,287.

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

Warrants

Summary of our warrants activity and related information as of September 30, 2014:

	Number of shares under warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	228,572	$0.39	3.1	$–

Granted	5,000,000	$0.55	4.5	$–
Exercised	–
Cancelled/expired	–

Outstanding at September 30, 2014	5,228,572	$0.14	4.2	$–

Vested and exercisable at September 30, 2014	5,228,572

	2014
Option fair value	$0.11
Risk-free interest rate	1.65%
Volatility	183%
Terms in years	5
Dividend yield	0%

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

On July 21, 2014, Company issued 50,000 options to members of the Board of directors for services provided. These options vested immediately and will expire 3 years from date of issuance. The option price is $.132 and the fair value of these options is $4,161 which was expensed to selling, general and administrative in the third quarter of 2014.

Summary of options activity and related information as of September 30, 2014

	Number of shares under warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,015,000	$0.16	2.3	$–

Granted	5,435,000	$0.12	2.6	–
Exercised	–
Cancelled/expired	–

Outstanding at September 30, 2014	10,450,000	$0.14	2.3	$–

Vested and exercisable at September 30, 2014	10,450,000

	2014	2013
Option fair value	$0.079 - $.113	$ 0.10 - $ 0.19
Risk-free interest rate	.82 - .88%	.34% - .78%
Volatility	177 - 183%	186% - 195%
Terms in years	3	3
Dividend yield	0%	0%

15 – COMMITMENTS

The holders of a $250,000 convertible note which was converted into 2,000,000 shares of our common stock on March 12, 2012 are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the product line of Acetaminophen rapidly dissolving 80mg and 160mg tablets is sold to a third party. There have been no shipments through September 30, 2014 applicable to this royalty payment.

The holder of a $320,000 note payable are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly. During fiscal year 2013 the Company issued the holder of this note 1,114,672 shares of its common stock for payment of royalty expense. In addition, a holder of a $50,000 note payable, a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. During the nine months ended September 30, 2014, the Company also made cash payments for royalty expense associated with one of the notes in the amount of $175,572 and issued 757,776 shares of its common stock which have a fair value of $87,819 for payment of royalty expense and recorded a royalty expense of $263,391 to the statement of operation for the nine months period ended September 30, 2014. For the nine months ended September 30, 2013 the Company issued 513,834 shares of common stock as payment for the royalty expense and the Company recorded an expense of $213,945.

On October 15, 2013, our Board of Directors approved a revised compensation plan for our CEO, Robert Schneiderman and our CFO, Jeffrey Andrews, contingent on the Company raising $4 million via equity, debt, or a combination of both. Contingent on raising the $4 million, compensation would be as follows: CEO annual salary - $200,000, CFO annual salary - $192,000, and both would receive 50,000 options quarterly at 120% of the market price on the date granted with a one year vesting period. As of August 13, 2014, the $4 million raise has not been reached and consequently these conditions are not effective.

Operating Lease - We entered into two long-term lease for rented space. In April 2014, MAVP entered into a 36 month operating lease for store/production facility in Clifton, NJ. The lease expires on March 31, 2016, the monthly rent is $2,231.67 for the first 12 months with a 3% increase in year 2 and another 3% increase in year 3, for a total minimum payments over the life of the lease of $82,774. In October 2014, MAVP also leased additional space for a monthly rental fee of $1,000 per month, this lease expires September 30, 2015. In November, 2013 PIMD entered into a 25 month operating lease for a distribution facility in Doral, Florida. The lease begins January 1, 2014 and expires January 31, 2016, monthly rent is $4,585 for the first thirteen months and $4,724 for the last twelve months. Payments did not begin until April 2014, the total minimum payments over the life of the lease is $111,714

As of September 30, 2014, future minimum lease rental payments are as follows:

2014	$25,684
2015	$92,654
2016	$42,376
2017	$7,103
Total	$167,817

16 – PURCHASE ORDER FINANCING WITH RELATED PARTY

In June 2012, the Company entered into a purchase order finance agreement with Development 72, a major stockholder of the Company which is controlled by a member of the Board of Directors. The agreement will allow the Company to borrow up to $1.2 million on a case by case basis, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the nine months period ended September 30, 2014 and 2013, the Company financed $9,244,000 and $3,218,129, respectively of its purchase orders and incurred an interest expense of $83,040 and $81,016, respectively. As of September 30, 2014 and December 31, 2013, the unpaid purchase order finance balance was $1,020,096 and $906,448 respectively, and accrued fees and interest are $12,096 and $21,249, respectively.

17 – CONCENTRATIONS

During the nine month period ended September 30, 2014, the Company purchased product from four suppliers, and in 2013 from two suppliers. A disruption in the availability of raw materials from the Company’s suppliers could cause a possible loss of sales, which could affect operating results adversely.

For the three and nine months period ended September 30, 2014, no customer accounted for more than 10% of revenue. For the three month period ended September 30, 2013, the Company derived approximately $73,000 or 100% of its revenue from two customers. For the nine month period ended September 30, 2013, the Company derived revenue from two customers with one customer accounting for 97% of the revenue.

As of September 30, 2014, the Company had one customer representing 100% of our accounts receivable-related party. As of December 31, 2013, the Company had one customer representing 100% of our accounts receivable-related party.

18 – CONTINGENCIES

The Company issued to Ironridge Global IV, Ltd. (“Ironridge”) 8,690,000 shares of its common stock in settlement of bona fide claims against the Company which were purchased by Ironridge from various creditors of the Company (the “Claim Amount”). The shares issued to Ironridge were freely tradable and exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the court order issued by the California Superior Court for the County of Los Angeles (“California State Court”) on November 8, 2013, the shares of the Company’s common stock were deemed issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. The number of shares issued to Ironridge is subject to an adjustment based on the trading price of our stock such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge’s reasonable legal fees and expenses (the “Final Amount”), which was determined to be $766,238.

On February 10, 2014, Ironridge made a request for, and we issued, an additional 1,615,550 shares of the Registrant’s common stock as a result of the adjustment provisions under the stipulation in the term sheet.

On April 4, 2014, Ironridge requested even more shares pursuant to the added adjustment provisions under the stipulation in the court order issued by the California State Court. This time their request was for an additional 1,646,550 shares of the Company’s common stock. We declined to issue these additional shares because Ironridge had already received, to that date, approximately 10,305,550 shares of free trading stock with a market value of approximately $1.2 million (based on the closing stock price on May 6, 2012), in settlement of a Final Amount of $766,238. The shares issued to Ironridge represent a premium of 48% to the Final Amount.

On May 6, 2014, Ironridge submitted an ex parte application to the California State Court to compel the issuance of the 1,646,550 shares requested from the Company on April 4, 2014, and the California State Court without a hearing entered an order to compel the Company to issue the additional shares. On the same day, we filed a notice of appeal with the California State Court’s order. The appeal automatically stays enforcement of the California State Court’s May 6th order.

We believe that Ironridge is not entitled to additional shares as it has received a significant premium on the Final Amount which Ironridge itself had declared to the California State Court served as the basis of the adjustment mechanism for the number of shares issued based on the Company’s stock price. We will vigorously pursue the appeal, and reversal, of the California State Court order.

We accrued the potential issuance of these shares and have expensed $164,655 to financing costs in the financial statement as of September 30, 2014, as well as reversing 1,646,550 shares of the Company’s common stock.

19 – SUBSEQUENT EVENTS

From October 1, 2014 to November 12, 2014, the Company issued 439,333 shares of common stock for the following transactions: We issued a) 119,000 common stock shares for payment of royalty expense valued at $10,710, b) 238,333 common stock shares to consultants under a consulting agreements with regard to investor relations services, which were valued at $21,450, c) 62,000 common stock shares to various employees for services provided valued at $5,580, and d) 20,000 shares were issued to members of the Board of Directors for services provided, valued at $1,800.

In October 2014 the Company, which had previously owned 49% of MAvPby assumption of all of Implex’s responsibilities to the lenders, obtained the other 51% from Implex and, accordingly, is now the owner of 100% of the issued and outstanding stock of that compounding pharmacy. The Implex ownership interest in MAvP was transferred to the Company for no additional consideration as the Company previously reflected 100% of the purchase price through VIE consolidation. The Company now owns 100% of the assets and outstanding common stock of MAvP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

Certain statements contained herein, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; our ability to sustain, manage or forecast our growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the ability to raise adequate capital on reasonable terms, if at all, to execute our business plan and other factors referenced in this and previous filings.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included in this document.

Overview

ScripsAmerica, Inc. (“us”, “we”, “our” or the “Company”) was incorporated in the State of Delaware on May 12, 2008. Since inception, our business model has evolved significantly. From inception through March 2013, and to a lesser extent into early 2014, we primarily provided pharmaceutical distribution services to a wide range of end users across the health care industry through major pharmaceutical distributors in North America, such as McKesson Corporation (McKesson) and Cardinal Health. The end users included retail, hospitals, long-term care facilities and government and home care agencies. The majority of our revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other major pharmaceutical distributor clients.

However, we had no exclusive contract with McKesson and our other users of our distribution services and as a result, our margins became compressed. As a result, we changed our business plan to primarily focus on (1) the marketing, sale and distribution of our over the counter (“OTC”) branded product known as RapiMed® pediatric pain reliever and fever reducer product (“RapiMed®”) (www.rapimeds.com), (2) providing distribution services to independent pharmacies, and (3) our entry into the specialty pharmacy market.

We plan to launch RapiMed® in Hong Kong though our distributor, Global Pharma Hub (“Global Pharma”). We also entered into agreements with third parties whereby we receive fees based on a percentage of gross profit from pharmaceutical products to independent pharmacies by such third parties. In February 2014 we entered into an agreement with Main Avenue Pharmacy, Inc., (“MAVP”) a New Jersey pharmacy that specializes in topical pain and scar creams, and since the Company will have significant controlling interest, we will consolidate the financial activities of this specialty pharmacy.

Evolving Business Model

Since inception, our business model has evolved significantly. We previously provided pharmaceutical distribution services to a wide range of end users across the health care industry through pharmaceutical distributors in North America. These end users included retail, hospitals, long-term care facilities and government and home care agencies. The majority of our revenue from this model came from orders facilitated by McKesson, the largest pharmaceutical distributor in North America, and a few other major pharmaceutical distributor clients.

However, because we had no exclusive contract with users of our distribution services, our margins began to shrink. These pharmaceutical distribution services are no longer our main source of income. We are now primarily focused on generating revenue through our RapiMed® products, our specialty pharmacy business and our independent pharmacy distribution model.

On September 6, 2013, we resolved various disputes with our former Contract Packager including: (i) an agreement with the U.S. government, (ii) the parties agreement with respect to the production and packaging of our RapiMed® products and (iii) shares of our common stock issued to the principals of the Contract Packager for consulting services. The settlement agreement provides mutual releases, continues the U.S. government arrangement under modified terms, and provides for partial reimbursement of prior amounts due to us over fifteen months.

This new agreement stipulates that we will provide financing through a related party, Development 72 LLC, for the continuance of its pharmaceutical distribution contract with the U.S. government and for the Contract Packager to make 15 monthly payments to us totaling $408,154, with respect to prior shipments under U.S. government contract (which had had stopped in May 2013 due to a dispute but have resumed in September 2013) which we previously reserved for or wrote off in 2013. The U.S. government contract was revised in terms of the rate and the number of bottles of product sold to the U.S. government for which we would receive payments.

RapiMed® Children’s Pain Reliever and Fever Reducer

Our target market for RapiMed® is 2-11 year olds. We anticipate that the formula for our orally disintegrating tablets will be more effective than existing products due to its ability to melt faster, taste better and provide more accurate dosing.

Unlike other products available, RapiMed® is much smaller and dissolves in the child’s mouth in 25 seconds, therefore entering their system faster. RapiMed® contains Acetaminophen (main ingredient in Tylenol®), however the bitter taste of this active ingredient is masked by a patented technology. The cherry and wild grape flavors that our RapiMed® children’s pain reliever product will come in are most appealing to children. Additionally, the dosage of RapiMed® is controlled, not like the syringe based competing products. We offer the 80 mg for 2-6 year olds, and 160 mg for the 6-11 year olds.

The RapiMed® packaging is convenient, portable, child resistant and easy to use as well as eye-catching. The contents are aspirin free, ibuprofen free, sugar free and gluten free as well. Since the numerous Tylenol® recalls in the recent past, there is a clear need for a better controlled, more efficient product to fill the void. We believe our RapiMed® is that product. Currently due to the significant costs needed for a successful launch of RapiMed® we do not anticipate launching RapiMed® in the United States within the next 15 months.

In January 2014, we entered into an exclusive world-wide licensing agreement with Global Pharma Hub, Inc. (“Global Pharma”) for the marketing and distribution of RapiMed® in all countries except the United States. The license will allow Global Pharma to market and distribute the product under our registered trademark, RapiMed® as well as our registered trade mark “MELTS IN YOUR CHILD'S MOUTH”. In order to keep the license agreement, Global Pharma must meet minimum sales quotas terms which are as follows:

1.	$500,000 in purchase orders during first 12 months of License Agreement;
2.	$1,400,000 in purchase orders during second 12 months; and
3.	$2,400,000 in purchase orders during the third 12 months.

Global Pharma signed an exclusive sub-licensing agreement for RapiMed® in the territory of Hong Kong on January 28, 2014, with NYJJ Hong Kong Ltd. to generate initial and ongoing orders for the product following its registration approval by the Hong Kong government. The minimum sales quotas terms of the exclusive Hong Kong sub-licensing agreement are as follows:

1.	$550,000 in purchase orders during first 12 months;
2.	$1,500,000 in purchase orders during the second 12 months; and
3.	$2,500,000 in purchase orders during the third12 months.

On February 22, 2014, Global Pharma signed an exclusive sub-licensing agreement with Jetsaw Pharmaceutical, Inc. for the marketing and distribution of RapiMed® pediatric acetaminophen in the territory of Canada for an initial term of three years. The minimum sales quotas terms of the exclusive Canadian sub-licensing agreement are as follows:

1.	$120,000 in purchase orders during first 12 months;
2.	$220,000 in purchase orders during the second 12 months; and
3.	$320,000 in purchase orders during the third12 months.

As of November 12, 2014 no sales or shipment have been made pursuant to the above agreements

Independent Pharmacy Distribution

In addition to our RapiMed® products, we are also implementing our plan to generate revenue by entering the Independent Pharmacy distribution market.

This market will allow us to provide a solution to a problem experienced by small retail chains and individual pharmacies, which is their inability to fill prescriptions for their clients when the prescription is for a controlled substance. Because manufacturers of controlled substances, impose minimum order requirements larger than the typical order placed by small, independent pharmacies, small independent pharmacies cannot provide these prescriptions to their customers.

In November 2013, we entered into an agreement with WholesaleRx, Inc.(“WholesaleRx”), which represents over 300 independent pharmacy operator. WholesaleRX is licensed by the Drug Enforcement Agency (“DEA”) and multiple states to store and distribute controlled substances (which are drugs that have the potential for abuse or dependence and are regulated under the federal Controlled Substances Act). WholesaleRx orders the goods from the manufacturers who ship the goods to WholesaleRx’s warehouse facility. Upon receiving orders, WholesaleRx ships the goods to the pharmacies in the bottles as received from the manufacturer, COD which eliminates any accounts receivable.

Under the Agreement, we agreed to provide $400,000 to WholesaleRx for a 20% equity interest in WholesaleRx. In consideration for providing the purchase order financing and to cover our costs of administering the financing, WholesaleRx agreed to pay us 14% of its gross profit on or before the 15th calendar day of each month for the preceding calendar month. Late payments will accrue interest at the rate of 18% per annum until paid.

Subsequently, the Agreement was amended to reduce our investment to $275,000, and our ownership interest to 14%. Additionally, our monthly fee was reduced to 14% of the gross profit for the preceding month if the credit line was used during such prior month but only 8% if the credit line was not used in such prior month. The subsequent amendments to the arrangement have not been reduced to a formal, written agreement and some of the arrangements are oral amendments.

In July, 2014, the Company’s relationship with WholesaleRx deteriorated and as of August 6, 2014, WholesaleRx stopped making payments and stopped providing the required financial information for calculation of the 14% fee due to us. Accordingly on October 8, 2014 we filed an action in the State of Delaware for the unpaid amounts owed to us. At the same time, we joined with a 40% shareholder of WholesaleRX, giving them a 54% voting interest and they have jointly filed a derivative action in the Tennessee seeking the return to us of funds alleged to have been improperly withdrawn by WholesaleRX’s management, a 40% shareholder. In addition, the Company and the 40% shareholder have called a shareholder’s meeting with the intent to change the Board of Directors and Management. That change in WholesaleRx’s Board occurred on October 31, 2014, and the change in Management took place on November 11, 2014. No significant assets were reduced and with the change of management and our current agreement will resume, consequently no reserve for our outstanding receivable or receive for our investment was considered necessary as of September 30, 2013.

In December, 2013, we revised an October 2013 purchase agreement to acquire 90% of the Membership Units in P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in Florida. Although founded approximately four years ago, PIMD has had no sales, but has the necessary licenses for operation of a drug wholesale operation. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that we obtain the necessary licenses from the state of Florida (and the DEA) for the ownership of a drug distribution company like PIMD. However, it was determined that securing the licenses was going to require a substantially longer period of time than the parties had anticipated. Consequently, in order to preserve the business opportunity, it was necessary to amend the agreement between the parties. Accordingly, the October 2013 agreement, as amended, was terminated. The funds already advanced by us to PIMD were converted into a loan and the agreement became a Sourcing and Marketing Agreement

P.I.M.D. International, LLC (“PIMD”), a start-up limited liability company based in, and proposing to do business in, Florida, is considered to be a Variable Interest Entity (VIE). Our determination that PIMD is a variable interest entity (VIE) was based on the fact that PIMD’s equity at risk is insufficient to finance its activities. The Company would be considered the primary beneficiary of the VIE as it has both: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. ScripsAmerica receives a majority of PIMD’s expected profits and losses. We also will provide the primary financing for inventory purchases through related parties.

On February 20, 2014, we entered into a Business Management Agreement with Implex Corporation (“Implex”) which had acquired MAVP for $550,000. Under this agreement, Implex engaged us to manage the day to day business operations of MAVP, subject to the directives of Implex. Our day to day management responsibilities include financial management but excludes any matters related to licensing and those responsibilities which require Federal or state licensure (“Licensing Matters”). Prior to the final closing, the Licensing Matters were handled by Implex and since the final closing Implex has been responsible for managing Licensing Matters. We will also provide funding (as a loan or advance), to the extent not covered by the funds of the pharmacy, to pay all costs and expenses incurred in the operation of MAVP.

In October 2014, we purchased from Implex, both (a) its Option to acquire 90 of the 100 PIMD limited liability company membership units presently owned by its sole member, Vanessa Gonzalez and (b) a promissory note from PIMD for $272,000, in exchange for cancellation of the Implex indebtedness to us, and assumption by us of Implex’s obligation to PIMD.

In October 2014, we acquired 51% of MAVP from Implex by assumption of all of Implex’s responsibilities to the lenders making us the owner of 100% of the issued and outstanding stock of MAVP. The Implex ownership interest in MAVP was transferred to us for no additional consideration as we previously reflected 100% of the purchase price through VIE consolidation. The Company now owns 100% of the assets and outstanding common stock of MAVP.

We assumed the following MAVP, debt: (i) commencing on April 1, 2014 and continuing to, and including, March 1, 2015, $47,003 plus $30 for each prescription processed by MAVP during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014); (ii) commencing on April 1, 2015 and continuing to, and including, March 1, 2016, $8,827 plus $30 for each prescription processed by MAVP during the preceding month; (iii) commencing on April 1, 2016 and continuing thereafter plus $30 for each prescription processed by MAVP during the preceding month and (iv) commencing on the 10,001 prescription processed by MAVP the rate will be reduced to $10 for each prescription processed by MAVP during the preceding month.

Description of Revenues

We offer fulfillment of prescription and over the counter (“OTC”) orders. To fulfill purchase orders from customers. We process orders to the end user’s desired specifications. Capabilities range from unit of use packaging for in-patient nursing homes and hospitals to bulk packaging for government and international organizations.

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

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured. For our specialty pharmacy business revenue is not recognized until confirmation that the patient has received the prescription via Federal Express delivery confirmation.

Beginning in February 2014, we began recognizing revenue for prescriptions shipped directly to patients from our specialty pharmacy business, MAVP which only ships prescription products to patients upon payment approval by the patients’ insurance company, payments are usually received with 30 days of product being shipped. Consequently, no sales allowance has been recorded as of September 30, 2014.

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

In addition, commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by WholesaleRx, which is a DEA and State-licensed to store and distribute controlled substances, pursuant to an agreement entered into in 2013. Under this agreement with WholesaleRx, we will earn a 14% commission fees on the gross margin of products shipped to independent pharmacies by WholesaleRx.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

					( ) = unfavorable
	For the three months ended September 30,				Change
	2014		2013		$ change
Product revenue-net	$12,644,000	99%	$–	0%	$12,644,000
Revenue net, from contract packager	129,000	1%	57,000	78%	72,000
Commission fees	44,000	0%	16,000	22%	28,000
Net Sales	12,817,000	100%	73,000	100%	12,744,000
Cost of Goods Sold	1,213,000	9%	30,000	41%	1,183,000
Gross Profit	11,604,000	91%	43,000	59%	11,561,000
Operating Costs and Expenses:
Selling and Marketing	9,329,000	72%	64,000	88%	(9,265,000)
General and Administrative	561,000	5%	511,000	700%	(95,000)
Recovery of bad debt / reserve for bad debt	(82,000)	-1%	(27,000)	-37%	55,000
Share-base Comp issued for payment of services	135,000	1%	2,074,000	2841%	1,939,000

Total Operating expenses	9,943,000	76%	2,622,000	3592%	(7,321,000)
Operating Income (Loss)	1,661,000	14%	(2,579,000)	-3533%	4,433,000
Other Income (expenses) :
Interest expense	(88,000)	-1%	(60,000)	-82%	(28,000)
Gain (Loss) on revaluation of derivatives	–	0%	795,000	1089%	(795,000)
Loss from derivative issued with debt greater than carrying value	–	0%	(544,000)	-745%	544,000
Financing costs	(27,000)	0%	–	0%	(27,000)
Amortization of debt discount	–	0%	(234,000)	-321%	234,000
Gain on extinguishment	(29,000)	0%	300,000	411%	(329,000)
Total Other Income / (expenses)	(144,000)	-1%	257,000	352%	(401,000)
Income (Loss) before taxes	1,517,000	13%	(2,322,000)	-3181%	3,839000
Tax Expense	–	0%	–	0%	–
Net Income (loss)	$1,517,000	13%	$(2,322,000)	-3181%	$3,839,000

Revenue Net: The following table sets forth selected statement of operations data as a percentage of total revenue for the three month period ended September 30, 2014 and 2013.

Products sold	2014	% to total	2013	% to total	Change
Prescription drug products –specialty pharmacy business	$13,144,000	77%	–	0%	$13,144,000
Revenue, from contract packager	3,519,000	21%	1,006,000	84%	2,513,000
Revenue, from pharmaceutical partners	363,000	2%	188,000	16%	175,000
Gross Sales	17,026,000	100%	1,194,000	100%	5,832,000
Discounts / Charge backs – specialty pharmacy business	(500,000)	-2%	–	0%	(500,000)
Adjustment to sales for contract packager and pharmaceutical partner	(3,709,000)	-22%	(1,121,000)		(2,588,000)
Net Revenue	$12,817,000		$73,000		$12,744,000

Net Revenues. For the three month period ended September 30, 2014, we generated net revenue of approximately $12,817,000 as compared to net revenue of approximately $73,000 for same period in 2013, an increase of approximately $12,744,000. This increase in revenue versus the same three month period a year ago is mainly due to prescription sales from our specialty pharmacy business for topical pain creams. The topical pain creams prescription business accounted for approximately $12,578,000 of the sales increase. In February 2014 we entered into a Business Management Agreement with Implex which had acquired MAVP for $550,000. MAVP is a specialty pharmacy which ships the topical pain creams. This was the first quarter in which we had significant sales of approximately $66,000 from PIMD Inc. Sales from the U.S. government contract through a contract packager which are recorded net of costs, increased approximately $72,000. Sales commission earned from WholesaleRx under which we earn a 14% commission on the gross margin of generic pharmaceutical sales, was approximately $28,000 in third quarter 2014; there were no commissions earned in 2013 from sales by WholesaleRx.

Gross Profit. Gross profit for three month period end September 30, 2014 was approximately $11,604,000, which was 91% of our net revenues as compared to a gross profit of approximately $43,000 for the same period in 2013, an increase of approximately $11,561,000. The increase in our gross profit from three months ended September 30, 2014 compared to the same period in 2013 can be attributed to our management of the specialty pharmacy business and topical pain and scar cream prescriptions, which generated significant sales in third quarter of 2014 and also has a gross margin percentage that ranges from 85% to 91%.

Operating Expenses. Our third quarter 2014 operating expenses consist of Selling, General and Administrative expenses (“SG&A”), excluding share-based compensation issued for services in the amount of approximately $135,000, total SG&A was $9,808,000. Selling expenses were approximately $9,329,000, and General and Administrative costs were approximately $479,000 for the three month period ended September 30, 2014.

					( ) = unfavorable
Principal operating cost consist of :	2014		2013		$ Change
Human resources	$137,000	1%	$75,000	3%	$(62,000)
Sales Marketing	9,329,000	94%	64,000	2%	(9,265,000)
Professional fees: Legal & accounting	149,000	1%	126,000	5%	(23,000)
Consulting	33,000	0%	204,000	8%	171,000
Investor relations and Marketing	164,000	2%	1,892,000	72%	1,728,000
(Recovery of) bad debt or expense	(82,000)	-1%	(27,000)	-1%	55,000
General expense	213,000	2%	288,000	11%	75,000
Total Selling, General & Administrative	9,943,000	100%	2,622,000	100%	(7,321,000)
Share-based compensation included in S,G & A above	135,000		2,074,000		1,939,000
Adjusted total Selling, General & Administrative	$9,807,000		$548,000		$(9,259,000)

Selling. For the three months ended September 30, 2014, selling costs increased approximately $9.3 million compared to the same period in 2013. A significant portion of this increase is due to sales commission paid on sales from our management of the specialty pharmacy business and prescription topical creams business, which commission costs were approximately $8.6 million. We pay a commission fee of approximately 45% to 65% on the sales revenue on prescriptions shipped in the quarter to our outside third party sales forces. The other $700,000 of selling costs increase were for a special billing services, provided by a third party provider, which assist in getting insurance prescriptions approved and costs related to RapiMed® marketing.

General and Administrative. For the three month period ended September 30, 2014, general and administrative expenses (“G&A”) decreased approximately $1,944,000 to approximately $614,000 as compared to approximately $2,558,000 for the same three month period in 2013, the majority of this decrease is due to share-based compensation which was issued for various services. If excluded, the share-based compensation the G&A costs were basically flat versus the prior year, approximately $479,000 in 2014 versus $484,000 for same three month period in 2013. Included in G&A totals in the three months period ended September 30, 2014 are (i) non-cash stock compensation payments for services in the amount of $135,000 and (ii) recovery of bad debt previously written off in 2013 in the amount of $55,000. The changes in G&A expenses were mainly a result of (a) increases in professional fees of approximately $23,000, (b) an increase of approximately $36,000 in investor relations and public relations costs which include costs associated with market awareness of our common stock, press releases, assistance in capital raising and fees for obtaining funding, (c) an increase of $68,000 in employee costs, which included salary and benefits, employee options costs and board of directors costs, (e) a decrease in all other general expense of approximately $76,000 which includes D&O insurance, telephone, computer expenses, and general overhead and other office-related expenses and (f) recovery of $55,000 for bad debt previously written off in 2013.

Share-based compensation issued for services. Due to our cash flow issues for the three months ended September 30, 2014 and 2013, we issued common stock for payment of service to various vendors. The following table lists what area of General and Administrative expenses for which we issue our common stock:

	2014	2013
Human resources	$7,000	$13,000
Consulting	–	170,000
Investor relations and Marketing	128,000	1,891,000
Total Selling, General & Administrative	$135,000	$2,074,000

Total Other Expenses. Other expenses for the three month period ended September 30, 2014 increased by approximately $401,000 to expense of approximately $144,000 as compared to income of approximately $257,000 for the same period in 2013.

The dollar changes for three months ended September 30, 2014 versus 2013 for other expenses consists of the following:

			( ) = unfavorable Change
Other Income (expenses) :	2014	2013	$ Change
Interest expense	$(88,000)	$(60,000)	$(28,000)
Gain (Loss) on revaluation of derivatives	–	796,000	(796,000)
Loss from derivatives issued with debt greater than carrying value	–	(544,000)	(544,000)
Financing costs	(27,000)	–	27,000
Amortization of debt discount	–	(234,000)	(234,000)
Gain on extinguishment	(29,000)	300,000	(329,000)
Income from equity investments	–	–	–
Total Other Income / (expenses)	$(144,000)	$258,000	$(402,000)

Interest expense in for the three month period ended September 30, 2014 consisted of the following: a) interest on our convertible debt, which was approximately $40 and of this amount we made cash payments of $25,000 as compared to interest cash payments of approximately $113,000 in the same period in 2013, b) interest cost associated with a term loan of $500,001 which was approximately $6,000, as compared to approximately $10,000 in the same period in 2013, c) interest costs associated with our line of credit with a bank was $0, for both years and d) interest cost associated with our purchase order financing from a related party was approximately ($36,000), as compared to approximately $8,000 for the same period in 2013. Our total interest expense for the second quarter of 2014 was approximately $33,000 as compared to approximately $143,000 for the second quarter of 2013.

The revaluation change on derivative liability in third quarter of 2014 was no gain as compared to a loss of approximately $300,000 for the same period in 2013. The change is a result of decreased amount of variable convertible debt in third quarter 2014 as compare to the third quarter of 2013 when we increased our borrowing as result of using variable convertible debt.

With an extinguishment of debt from paying off convertible notes early, we incurred loss of approximately $29,000 in the third quarter of 2014, as compared to a gain of approximately $300,000 for the same period in 2013.

Income taxes (benefit). Total income taxes expense for the three month period ended September 30, 2014 and 2013 was none. For 2014 and 2013 we incurred losses that increased the current deferred tax benefit. However, because the high likelihood that we will not be able to recover the deferred tax benefit, we recorded a valuation allowance of 100%.

Net Income (Loss) Applicable to Common Shares. We recorded a net income of approximately $1,517,000 for the three month period ended September 30, 2014, compared to a net loss of approximately $2,322,000 for the same period of 2013, which is an increase in our net income of approximately $3,839,000 for the third quarter of 2014 as compared to the third quarter of 2013. This increase in net income is due to a) increased revenue due to our infusion of new businesses which increased our gross profit by approximately $11,561,000, as described above, b) this increase in the gross profit was offset significantly, by an increase in Selling, General and Administrative cost of approximately $7,732,000, and c) an increases in other expenses of approximately $402,000 as described above. We accrued a preferred stock dividend of $20,860 in both 2014 and 2013, resulting in net income available to common shareholders of $1,526,000 and a loss of $2,342,000 for the third quarter 2014 and 2013, respectively. Basic and diluted income per common share was $0.01 for third quarter 2014 and basic and diluted loss for the third quarter 2013, was ($0.03).

NINE MONTHS ENDED SEPTMEBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	For the nine months ended September 30,				Change
	2014		2013
Product revenue-net	$16,768,000	97%	$151,000	33%	$16,617,000
Revenue net, from contract packager	372,000	2%	285,000	63%	87,000
Commission fees	202,000	1%	16,000	4%	186,000
Net Revenue	17,342,000	100%	452,000	100%	16,890,000
Cost of Goods Sold	1,817,000	10%	424,000	94%	1,393,000
Gross Profit	15,525,000	90%	28,000	6%	15,497,000
Operating Costs and Expenses:
Selling and Marketing	12,597,000	72%	268,000	59%	(12,329,000)
General and Administrative	1,365,000	8%	1,427,000	316%	62,000
Recovery of bad debt / reserve for bad debt	(245,000)	-1%	1,184,000	262%	1,429,000
Share-base Comp issued for payment of services	1,082,000	6%	3,214,000	711%	2,132,000

Total Operating expenses	14,799,000	84%	6,093,000	1348%	(8,706,000)
Operating Income (Loss)	726,000	5%	(6,065,000)	-1342%	6,984,000
Other Income (expenses) :
Interest expense	(203,000)	-1%	(287,000)	-63%	82,000
Gain (Loss) on revaluation of derivatives	(512,000)	-3%	(673,000)	-149%	161,000
Loss from derivative issued with debt greater than carrying value	–	0%	(887,000)	-196%	887,000
Financing costs	(851,000)	-5%	–	0%	(851,000)
Amortization of debt discount	(111,000)	-1%	(447,000)	-99%	336,000
Gain on extinguishment	555,000	3%	417,000	92%	138,000
Income from equity investments	1,000	0%	–	0%	1,000
Total Other Income / (expenses)	(1,121,000)	-6%	(1,877,000)	-415%	756,000
Loss before taxes	(395,000)	-1%	(7,942,000)	-1757%	7,547,000
Tax Expense	–	0%	–	0%	–
Net loss	$(395,000)	-1%	$(7,942,000)	-1757%	$7,547,000

Revenue Net: The following table sets forth selected statement of operations data as data as a percentage of total revenue for the nine months period ended September 30, 2014 and 2013:

Products sold	2014	% to total	2013	% to total	Change
Prescription drug products –specialty pharmacy business	$17,268,000	101%	$184,000	4%	$17,084,000
OTC & non-prescription products	–	0%	4,255,000	90%	(4,255,000)
Revenue, from contract packager	10,726,000	63%	117,000	2%	10,609,000
Revenue, from pharmaceutical partner	1,853,000	11%	188,000	4%	1,665,000
Gross Sales	29,847,000	175%	4,744,000	100%	25,103,000
Discounts / Charge backs –specialty pharmacy business	(500,000)	-2%	(150,000)	-3%	(500,000)
Adjustment to sales for contract packager and pharmaceutical partner	(12,005,000)	-71%	(4,142,000)	-347%	(7,863,000)
Net Revenue	$17,342,000		$452,000		$16,890,000

For the nine month period ended September 30, 2014, we generated net revenue of approximately $17,342,000 as compared to net revenue of approximately $452,000 for same nine month period in 2013, an increase of approximately $16,890,000. This increase in revenues versus the same nine month period a year ago is mainly due to prescription sales from our specialty pharmacy business for topical pain creams. The topical pain creams prescription business accounted for approximately $16,695,000 of the sales increase. In February 2014 we entered into a Business Management Agreement with Implex which had acquired MAVP for $550,000. MAVP is a specialty pharmacy which ships the topical pain creams. This was the first quarter in which we had significant sales of approximately $73,000 from PIMD Inc. Sales from the U.S. government contract through a contract packager which are recorded net of costs, increased approximately $87,000. Sales commission earned from WholesaleRx under which we earn an 8% or a 14% commission on the gross margin of generic pharmaceutical sales, was approximately $185,000 in 2014; there were no commissions earned in 2013.

In 2013 we had net sales of approximately $151,000, mainly to McKesson, but in the second quarter of 2013 we made a strategic business decision to exit sales to McKesson due to increase charge back costs. Consequently we have no sales in this area in 2014.

Gross Profit: Gross profit for the nine months period end September 30, 2014 was approximately $15,25,000, which was 90% of our net sales as compared to a gross profit of approximately $28,000 for the same period in 2013, an increase of approximately $15,497,000. The increase in our gross profit from 2014 to 2013 can be attributed to our management of the specialty pharmacy business and topical pain creams prescriptions, which generated significant sales in the first nine months of 2014 and also has a gross margin percentage that ranges from 85% to 91%.

Operating Expenses. For the nine month period ended September 30, 2014, our operating expenses consist of Selling, General and Administrative expenses (“SG&A”), excluding share-based compensation issued for services in the amount of approximately $1,082,000, total SG&A was $14,799,000. Selling expenses were approximately $12,597,000, and General and Administrative costs were approximately $2,201,000 for the nine month period ended September 30, 2014.

					( ) = unfavorable
Principal operating cost consist of :	2014		2013		$ Change
Human resources	$830,000	6%	$224,000	4%	$(606,000)
Sales Marketing	12,597,000	85%	268,000	4%	(12,329,000)
Professional fees: Legal & accounting	376,000	3%	278,000	5%	(98,000)
Consulting	167,000	1%	683,000	11%	516,000
Investor relations and Marketing	680,000	5%	2,864,000	47%	2,184,000
(Recovery of) bad debt or expense	(245,000)	-2%	1,184,000	19%	1,429,000
General expense	393,000	3%	592,000	10%	199,000
Total Selling, General & Administrative	14,798,000	100%	6,093,000	100%	(8,705,000)
Share-based compensation included in S,G & A above	1,082,000		3,214,000		2,132,000
Adjusted total Selling, General & Administrative	$13,716,000		$2,879,000		($10,837,000)

Selling. For the nine months ended September 30, 2014, selling costs increased approximately $12.3 million compared to the same period in 2013. A significant portion of this increase is due to sales commission paid on sales from our management of the specialty pharmacy business and prescription topical pain and skin creams business, which commission costs were approximately $11.3 million year to date. We pay a commission fee of approximately 40% to 65% on the sales revenue on prescriptions shipped in the quarter to our outside third party sales force. The other $1.2 million selling costs increase were for a special billing services, provided by a third party provider, which assist in getting insurance prescriptions approved and costs related to RapiMed® marketing.

General and Administrative. For the nine month period ended September 30, 2014, general and administrative expenses (“G&A”) decreased approximately $3.6 million to approximately $2.2 million as compared to approximately $5.8 million for the same nine months period in 2013 the majority of this decrease is due to share-based compensation which was issued for various services. If exclude the share-based compensation the G&A cost were down from the prior year, approximately $1.5 million in 2014 versus $2.6 million for same nine month period in 2013.. Included in G&A totals for the nine months ended September 30, 2014 are (i) non-cash stock compensation payments for services in the amount of $1.1 million and (ii) recovery of bad debt previously written off in 2013 in the amount of $245,000. The changes in G&A expenses were mainly a result of (a) increases in professional fees of approximately $98,000, (b) a decline of $1,1 million for write-off of a receivable and a deposit from our contract packager which occurred in 2013, (c) an increase of approximately $290,000 excluding stock back come paid for these services ( a decline of $2.2 million if include the stock base compensation) in investor relations and public relations costs which include costs associated with market awareness of our common stock, press releases, assistance in capital raising and fees for obtaining funding. If (d) an increase of approximately $606,000 in employee costs expenses which included salary, options granted and benefits and board of directors costs, the majority of this increase due to non-cash value for options granted to our CFO and CEO which were valued at approximately $437,000 (e) an increase in all other general expense of $199,000 which includes D&O insurance, telephone, computer expenses, and general overhead and other office-related expenses and (f) recovery of $245,000 for bad debt previously written off in 2013.

Share-based compensation issued for services: Due to our cash flow issues in 2014 and 2013, we issued common stock for payment of service to various vendors. The following table lists what area of General and Administrative expenses for which we issue our common stock:

	2014	2013
Human resources	$488,000	$13,000
Consulting	187,000	337,000
Investor relations and Marketing	407,000	2,864,000
Total Selling, General & Administrative	$1,082,000	$3,214,000

Total Other Expenses. Other expenses for the nine months ended September 30, 2014 decreased by approximately $754,000 to approximately $1,123,000 from approximately $1,877,000 for the same period in 2013.

The dollar changes for the nine month period ended September 30, 2014 versus the same period in 2013 for other expenses consists of the following:

	Nine Months Ended September 30,		( ) = unfavorable change
Other Income (expenses) :	2014	2013	$ Change
Interest expense	$(203,000)	$(287,000)	$84,000
Loss on revaluation of derivatives	(512,000	(673,000	161,000
Loss from derivatives issued with debt greater than carrying value	–	(887,000)	887,000
Financing costs	(851,000)	–	(851,000)
Amortization of debt discount	(111,000	(447,000)	336,000
Gain on extinguishment	555,000	417,000	138,000
Income from equity investments	1,000	–	1,000
Total Other Income / (Expenses)	$(1,121,000)	$(1,877,000	$756,000

Interest expense in for the first nine months of 2014 consist of the following: a) interest on our convertible debts, which was approximately $80,000, and of this amount we made cash payments of $80,000 as compared to interest cash payments of approximately $165,000 in the same period in 2013, b) interest cost associated with a term loan of $500,001 which was approximately $21,000, as compared to approximately $31,000 in the same period in 2013, c) interest costs associated with our line of credit with a bank was approximately $146, as compared to $2,500 in the same period in 2013 and d) interest cost associated with our purchase order financing from a related party was approximately $62,000, as compared to approximately $44,000 for the same period in 2013 e) interest cost associated with short-term loans of $6,250, relating to MAVP’s business was approximately $42,000. Our total interest expense for the nine month period ended September 30, 2014 was approximately $205,000 as compared to approximately $287,000 for the nine month period ended September 30, 2013.

A significant portion of our financing costs for the nine month period ended September 30, 2014 was due to financing costs which were mainly the issuance of warrants for a settlement with GEM which was valued at $552,000 and accrued expense to financing fee of $165,000 for Ironridge and the issuance of common stock for payment of fees valued at $106,000.

The loss on derivative liability for the nine month period ended September 30, 2014 was approximately $512,000 as compared to $673,000 for the same period in 2013. The change is a result of decreased amount of variable convertible debt during the nine month period ended September 30, 2014 as compared to the same period in 2013 when we increased our borrowings using variable convertible debt.

With an extinguishment of debt from paying off convertible notes early, we incurred gains of approximately $555,000 for the nine month period ended September 30, 2014, as compared $417,000 for the same period in 2013.

For the nine month period ended September 30, 2013 we incurred a loss of approximately $887,000 because we issued common stock with a value greater than the value associated with debt, but in the same period of 2014 we had no loss from such debt issues.

Income taxes (benefit). Total income taxes expense for the nine month periods ended September 30, 2014 and 2013 was none. For 2014 and 2013 we incurred losses that increased the current deferred tax benefit. However, because the high likelihood that we will not be able to recover the deferred tax benefit, we recorded a valuation allowance of 100%.

Net Loss Applicable to Common Shares. We recorded a net loss of approximately $0.4 million for the nine month period ended September 30, 2014, compared to a net loss of approximately $7.9 million for the same period in 2013, which is a decrease in our net loss of approximately $7.5 million for the nine month period ended September 30, 2014 as compared to the nine month period ended September 30, 2013. This decrease in net loss is due to a) increased sales due to our infusion of new businesses which increased our gross profit by approximately $15.5 million, as described above, b) sales increases were significantly offset by the increase in selling costs for commissions, an increase of 12.3 million and c) significant cost decreases in other expenses of approximately $754,000 as described above. We accrued a preferred stock dividend of $ 62,580 for the nine month period ended September 30, 2014 and 2013, resulting in a loss of income available to common shareholders of approximately $343,000 and $8,004,000 for the nine month period ended September 30, 2014 and 2013, respectively. Basic and diluted loss per common share were $0.00 and $0.13 for the nine month period ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources Summary

Since our inception in 2008, we have had significant losses from operations. With the acquisition of MAVP, management foresees that trend ending. Beginning in this quarter we generated approximately $1.5 million in income from our operations. We have funded our operations primarily through the private placement of equity and debt securities. At September 30, 2014, we had approximately $1.2 million in cash, approximately $6.4 million in current assets and approximately $4.6 million in current liabilities for a working capital of approximately $1.8 million. For the three months period ending September 30, 2014 we earned approximately $1.5 million in operating income and we expect to continue to have positive income from our from operations. At September 30, 2014 our accumulated deficit is approximately $14.0 million. After taking into consideration our 2014 interim results to date and current projections for the remainder of 2014, management believes that our cash flow from operations will be sufficient to support the working capital requirements. Our cash expenditures are projected to be approximately $3.6 million a month on a continuing operating basis. Included in these cash expenditures are approximately $3.1 million for commissions and approximately $13,000 a month in interest costs. Our current assets consisted of approximately $1.2 million in cash, approximately $4.4 million in receivables, approximately $.7 million inventory, approximately $.1 million in prepaid expenses and $4,000 for intangible assets. Current liabilities at September 30, 2014 consist of accounts payable of approximately $2.5 million, purchase order financing of approximately $1.0 million, current portion of long term debt from related party of approximately $.1 million, term notes payable of approximately $0.4 million, deferred revenue of approximately $.4 million and royalty payable of approximately $0.1 million.

Our ability to obtain regulatory approval and launch RapiMed® in the United States is highly dependent upon management’s ability to (i) equal or exceed the planned operating cash flows, (ii) maintain continued availability on the existing line of credit and (iii) obtain additional financing or capital to fund and reduce our debt service obligations coming due and our operating expenses in addition to the normal regulatory and marketing risks expected. Although we have successfully obtained various funding and financing in the past, future financing and funding options may be challenging in the current environment.

We completed the development of the RapiMed® 80 mg and 160 mg tablets during the period. In the second quarter of 2014, we signed a manufacturing and supply agreement with a generic manufacturer for the production of the 80 mg and 160 mg RapiMed® tablets for marketing, sale, and distribution outside of the United States. In January 2014, we identified Global Pharma to license, market, and distribute RapiMed® outside of the United States. Our initial target market is in China. On March 10, 2014, we received a $200,000 purchase order for RapiMed® 80mg tablets from Global Pharma for the Hong Kong market. As of November 12, 2014, no shipments have been made and we do not expect to make any shipments until sometime in the fourth quarter of 2014.

During the first six months of 2014 we supplemented our liquidity needs primarily from financing activities. Our revenue did not cover our operational costs and our debt requirements. But beginning in fiscal third quarter 2014 our sales were able to cover our operational costs. During 2014, we raised approximately $1,844,000 in cash through the following: we raised approximately $1,337,000 from the sale of common stock and we received approximately $392,000 and $115,000 from proceeds from the sale of notes payable and convertible notes payable, respectively. Approximately $877,000 of these funds were used for payments on convertible notes payable, payments on our purchase order financing, and payments on note payable to a related party.

The following table summarizes our cash flows from operating investing and financing activities for the nine month period ended September 30, 2014 and 2013:

	2014	2013	Change
Total cash provided by (used in):
Operating activities	$223,000	$(1,425,000)	$1,648,000
Investing activities	(236,000)	–	(236,000)
Financing activities	1,166,000	1,439,000	(273,000)
Increase in cash	$1,153,000	$14,000	$1,139,000

Operating Activities

Net cash provided by operating activities was approximately $223,000 for the first nine months of 2014 as compared to cash used in operating activities of approximately $1,425,000 for the same period in 2013, an increase in cash provided by operations of approximately $1,648,000. The increase in the cash provide from operation for the 2014 as compared to the same period in 2013 is primarily from the significant increase in revenue ($16.7 million) from MAVP. Our issuance of common stock in payment for services had a significant impact on reducing our use of cash from operating activities in both years.

Investing Activities

In nine month period ended September 30, 2014, we made the following investments:

The payment of the purchase price of $550,000 for the acquisition of MAVP was made as follows: The initial installment payment of $475,000 was made via a $175,000 payment directly by us on Implex’s behalf and $300,000 in borrowings obtained by Implex (which consisted of a, $250,000 loan from a current stockholder and $50,000 loan from a related party). This $300,000 loan is considered non-cash a transaction since the loan payment was paid on Implex Corporation’s behalf. The $75,000 installment payment was in second quarter 2014. MAVP is specialty pharmacy which is license to prepare and fill prescription via a topical cream format versus pill format. MAVP was basically a dormant business and had no significant sales in 2014, but we acquired it for its Pharmacist and license. Since we will have significant controlling interest via related party relationships and will be the primary beneficiary, we will consolidate financial activities of MAVP. Our PIMD subsidiary has made a $70,000 deposit for a 100% ownership in a start-up limited liability company based in Florida named Pharma-Net America LLC (“Pharma-Net”). Pharma-Net’s business purpose is to provide doctor’s offices with special software that would act as a platform/link/network with the PBMs and doctors. It will provide 3rd party access for doctors, payers (insurance companies) and pharmacies. The agreement and final terms have not been signed or finalized by either party as of August 14, 2014. It was determined that this project was not feasible and the $70,000 was expensed in September of 2014.

During the nine months ended September 30, 2014, we purchased approximately $61,000 of equipment used for operations.

Financing Activities

Net cash provided by financing activities was approximately $1,166,000 for first nine months of fiscal year 2014 compared to approximately $1,439,000 for the same period in 2013. Financing activities for nine month period ended September 30, 2014 consisted of the following: we (a) sold shares of common stock for gross proceeds of $1,675,000, (b) sold convertible notes payables for gross proceeds of $115,000, (c) received $92,000 for a $100,000, nine month note payable which is being paid daily, (d) paid down the balance on convertible notes in the amount of $345,000, (e) paid down $60,000 on a four year term loan, (f) paid off the year-end balance under our line of credit in the amount of $99,000 and (g) a distribution of equity in our PIMD subsidiary of approximately $114,000 and h) new one year note borrowings of $325,000 (of which $75,000 from related party). Non-cash transactions include the borrowing by Implex of $250,000 and $50,000 for a term of one year from a stockholder and a related party, respectively, which are included in the condensed consolidated balance sheet as of September 30, 2014.

Recent Financial Events

During the nine months period ended September 30, 2014, the Company issued 27,299,202 restricted shares of common stock for cash proceeds of $1,489,675 in various private subscription agreements. Subscription price issued in a range from $0.05 to $.0633

During the nine months period ended September 30, 2014, the Company issued 4,677,614 restricted shares of its common stock to non-employees for services rendered during 2014. These services were valued at $566,465 and the Company charged its operations in 2014.

During the nine month period ended September 30, 2014, we issued 88,000 restricted shares of our common stock in connection with payments provided to members of the board of directors during 2014. We charged our operations $9,440 in 2014.

During the nine month period ended September 30, 2014, we issued 1,740,550 restricted shares of our common stock in connection with financing costs during 2014. We charged to financing cost in the statement of operations $224,022 in 2014.

Pursuant to the settlement agreement with GEM Global Yield Fund Limited (as described below), (a) we sold 887,280 shares of our common stock to GEM for a purchase price of $125,381, and (b) GEM concurrently assigned to Steve Urbanski the right to receive the 887,280 shares of our common stock upon the receipt by us of the purchase price (net of $15,211 which was paid to GEM's legal counsel). We issued the 887,280 shares to Mr. Urbanski on January 22, 2014.

During the nine month period ended September 30, 2014, we issued 756,400 restricted shares of our common stock to nonemployees for payment of stock to be issued for cash received in 2013.

During the nine month period ended September 30, 2014, we issued 921,203 restricted shares of our common stock to non-employees for payment of royalties. The payment of royalties was valued at $106,782.

During the nine month period ended September 30, 2014, we issued 9,009,937 shares of our common stock for the conversion of approximately $623,446 of principal of our convertible notes payable. These shares have a fair value of $1,249,287.

On April 21, 2014, 250,000 common stock shares were returned to us by Sean R. Fitzgibbons and were cancelled by us. These shares were issued in 2013 and were valued at $32,500. We reversed the expense that was recorded to the statement of operation in 2013 and the second quarter of 2014.

From October 1, 2014 to November 12 2014, we issued 439,333 shares of our common stock for the following transactions: We issued a) 119,000 common stock shares for payment of royalty expense valued at $10,710, b) 238,333 common stock shares to consultants under a consulting agreements with regard to investor relations services, which were valued at $21,450, c) 62,000 common stock shares to various employees for services provided value at $5,580, and d) 20,000 shares were issued to members of the Board of Directors for services provided, valued at $1,800.

Commitments

The holders of a $250,000 convertible note which was converted into 2,000,000 shares of our common stock on March 12, 2012, are entitled to a 4% royalty from the sales of our orally disintegrating rapidly dissolving 80mg and 160mg pain relief tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if RapiMed® is sold to a third party. There have been no shipments through September 30, 2014, from this royalty.

The holder of a $320,000 note payable are entitled to a to 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15 million of such sales. Payments for royalties will be paid quarterly. During fiscal year 2013, we issued the holder of this note 1,114,672 shares of our common stock for payment of royalty expense. In addition, a holder of a $50,000 note payable, a related party, is entitled to a 0.9% on the first $25 million of sales of a generic prescription drug under distribution contracts with Federal government agencies. During the nine months September 30, 2014, we also made cash payments for royalty expense associated with one of the notes in the amount of $175,572 and issued 757,776 shares of our common stock which have a fair value of $87,819 for payment of royalty expense and recorded a royalty expense of $263,391 to the statement of operation for the nine months period ended September 30, 2014. For the nine months ended September 30, 2013, we issued 513,834 shares of common stock as payment for the royalty and we recorded an expense of $213,945.

On November 4, 2013, we entered into a securities purchase agreement with Seaside 88, L.P. ("Seaside") pursuant to which we agreed to sell, and Seaside agreed to purchase, up to seven million (7,000,000) restricted shares of our common stock in one or more closings. The number of shares to be purchased at each closing will be equal to ten percent (10%) of the aggregate trading volume of shares of our common stock during normal trading hours for the 20 consecutive trading days prior to each closing. The purchase price for the shares to be purchased by Seaside at each closing will be equal to sixty percent (60%) of the average of “daily average stock price” for the five (5) trading days preceding the date of the closing. The “daily average stock price” for a trading day is equal to the quotient of (a) the sum of the highest and lowest sale price for the trading day divided by (b) two.

We had an initial closing under the securities purchase agreement on November 4, 2013, at which we sold to Seaside 1,152,514 restricted shares of our common stock for gross proceeds of $200,537, of which $7,500 was used to pay the legal fees for Seaside and $19,303 was paid for a finder’s fee. We also had closings on (i) December 4, 2013, at which we sold to Seaside 841,426 restricted shares of common stock for gross proceeds of $90,926 of which $2,500 was used to pay the legal fees for Seaside, (ii) January 6, 2014, at which we sold to Seaside 928,670 restricted shares of common stock for gross proceeds of $69,093 of which $2,500 was used to pay the legal fees for Seaside, (iii) February 4, 2014, at which we sold to Seaside 1,342,070 restricted shares of common stock for gross proceeds of $142,527, (iv) April 8, 2014, at which we sold to Seaside 925,153 restricted shares of common stock for gross proceeds of $61,060 and (v) May 5, 2014, at which we sold to Seaside 781,840 restricted shares of common stock for gross proceeds of $48,317.

On February 24, 2014, we issued 1,615,550 restricted shares of common stock to Ironridge Global Partners LLC pursuant to an adjustment provision based on the trading price of our common stock which provision was contained in a stipulation contained in the court order issued by the California Superior Court for the County of Los Angeles (“California State Court”) on November 8, 2013. These shares were issued as part of the settlement of bona fide claims against us which were purchased by Ironridge from our various creditors.

On October 15, 2013 the Board of Directors approved revise compensation for the CEO, Robert Schneiderman and the CFO, Jeffrey Andrews, contingent on our raising $4 million via equity, debt or a combination of both. Contingent on raising the $4 million compensation would be as follows: CEO annual salary $200,000, CFO annual salary $192,000, both would receive 50,000 options quarterly at 120% of market price on the date granted with a one year vesting period. As of November 13, 2014, the $4 million raise has not been reached and consequently these conditions are not effective.

On October 15, 2013 the Board of Directors approved additional compensation to Board members in the form of issuance of stock options. Board members shall be granted 100,000 stock options for each year served commencing in 2012. The chairman of the Board shall be granted 135,000 stock options for each year served. The Effective Date is October 7, 2013, options vest immediately and option price is 110% of the market price on the grant date. Additionally for each board meeting 10,000 options will be granted and for each committee meeting 5,000 options will be granted.

We have entered into two long-term leases for rented space. In April 2014, MAVP entered into a 36 month operating lease for store/production facility in Clifton NJ. The lease expires on March 31, 2016, the monthly rent is $2,232 for the first 12 months with a 3% increase in year 2 and another 3% increase in year 3, for a total minimum payment over the life of the lease of $82,774. In October 2014 MAVP also leased additional space for a monthly rental fee of $1,000 per month, this lease expires September 30, 2015. In November, 2013 PIMD entered into a 25 month operating lease for a distribution facility in Doral, Florida. The lease begins January 1, 2014 and expires January 31, 2016, monthly rent is $4,585 for the first thirteen months and $4,724 for the last twelve months. Payments did not begin until April 2014, the total minimum payments over the life of the lease is $111,714.

During the nine month period ended September 30, 2014, we purchased product from three suppliers, and during the first and second quarters of 2013 we purchased 100% of our product packaging from our Contract Packager. A disruption in the availability of product packaging from our suppliers could cause a possible loss of sales, which could affect operating results adversely.

For the three month period ended June 30, 2013, we derived approximately $91,600 or 100% of our revenue from one customer. For the six month period ended June 30, 2013, we derived revenue from two customers with one customer accounting for 60% of our revenue. For the three and nine months period ended September 30, 2014, no customer accounted for more than 10% of revenue.

As of September 30, 2014, we had one customer representing 100% of our accounts receivable-related party, and numerous customers with no more than 10% for accounts receivable-trade. As of December 31, 2013, we had one customer representing 100% of our accounts receivable-related party, and no customers in our accounts receivable-trade.

IRONRIDGE GLOBAL IV, LTD – LEGAL ACTION

As previously disclosed by us in a Current Report on Form 8-K filed with the Securities and Exchange commission on November 19, 2013, the we issued to Ironridge Global IV, Ltd. (“Ironridge”) 8,690,000 shares of our common stock in settlement of bona fide claims against us which were purchased by Ironridge from our various creditors (the “Claim Amount”). The shares issued to Ironridge were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the court order issued by the California Superior Court for the County of Los Angeles (“California State Court”) on November 8, 2013, our common shares were deemed to be issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. The number of shares issued to Ironridge is subject to an adjustment based on the trading price of our common shares such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge’s reasonable legal fees and expenses ( the “Final Amount”), which Final Amount is equal to $766,238.29.

On February 10, 2014, Ironridge made a request for, and we issued, an additional 1,615,550 common shares as a result of the adjustment provisions under a Stipulation in the court order issued by the California State Court.

On April 4, 2014, Ironridge requested even more shares pursuant to the adjustment provision under the Stipulation in the court order issued by the California State Court. This time, their request was for an additional 1,646,550 shares of our common stock. We declined to issue these additional shares because Ironridge had already received, to that date, approximately 10,305,550 shares with a market value of approximately $1.2 million (based on the closing stock price on May 6, 2012), in settlement of a Final Amount of $766,238.29. The shares issued to Ironridge represent a premium of 48% to the Final Amount.

On May 6, 2014, Ironridge submitted an ex parte application to the California State Court to compel us to issue the 1,646,550 common shares requested on April 4, 2014, and the California State Court without a hearing entered an order to compel us to issue the additional shares. On the same day, we filed a notice of appeal of the California State Court’s order. The appeal automatically stays enforcement of the California State Court’s May 6th order.

We believe that Ironridge is not entitled to additional shares and plan to vigorously pursue an appeal, and reversal, of the California State Court order.

We accrued the potential issuance of these shares and have expensed $164,655 to financing cost in the financial statement as of September 30, 2014, as well as, reserving 1,646,550 shares of our common stock.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and estimates

Principles of Consolidation - The condensed consolidated financial statements include our accounts and all of the accounts of our subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. We would be considered the primary beneficiary of the Variable Interest Entity (“VIE”) as it has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance, and (b) the obligation to absorb losses of the VIA that could potentially be significant. Our ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Investments in entities in which we do not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method. Investments in which we do not have the ability to exercise significant influence are accounted for using the cost method. For those consolidated subsidiaries where our equity investment is classified in “Equity Investments” on the balance sheet.

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

Revenue Recognition - Product revenue associated with our pharmaceutical distribution services and our specialty pharmacy business is recognized when product is shipped from a contract packager or our pharmacy to our customers’ warehouses or directly to a patient, and is adjusted for anticipated charge backs from our customers which include inventory credits, discounts or volume incentives. These charge back costs are received monthly from our customers’ and the sales revenue and accounts receivables are reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers generate our shipments, provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

Our specialty pharmacy revenue is not recognized until the patient receives the filled prescription. We will prepare and fill a prescription that has been approved by an insurance provider, ship the filled prescription to the patient and upon confirmation of receipt of the prescription by patient will recognize revenue. Any prescription in which patient has not received product but we may have been reimbursed by the insurance provider is recorded at deferred revenue. As of September 30, 2014, deferred balance is $418,540.

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

Commission fees are recognized when earned on shipments of generic pharmaceutical and OTC products by WholesaleRx which is DEA and State-licensed to store and distribute controlled substances. Per our amended agreement we would earn a 14% commission fee on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies.

Accounts Receivable Trade, net - Accounts receivable are stated at estimated net realizable value. These receivable are from MAVP, which we manage under an agreement with the sole shareholder, Implex Corporation, and we only ship prescription products to patients upon payment approval by the patients’ insurance company, payments are usually received with 30 days of product being shipped. As of September 30, 2014, a $510,025 allowance for insurance company deductions and chargebacks recorded and December 31, 2013, no allowance for doubtful accounts was deemed necessary.

Intangible assets - We amortize the cost of intangibles over their useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value as required.

Impairment of Long-Lived Assets

We review the carrying values of property and equipment and long-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include the following:

•	significant declines in an asset’s market price;
•	significant deterioration in an asset’s physical condition, significant changes in the nature or extent of an asset’s use or operation;
•	significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;
•	accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;
•	current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
•	expectation is that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of and projected value to be derived from the eventual disposal of the assets to be held and used. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying value. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods

Receivable - Contract Packager - We have receivables from Marlex Pharmaceuticals, Inc. (“Contract Packager”), in the amount of $1.201,231 and $1,088,598, at September 30, 2014 and December 31, 2013, respectively. This receivable consists of revenue earned for U.S. government sales and monthly payments due under the settlement agreement entered into on September 6, 2013. Under the September 6, 2013 settlement agreement, the Company is entitled to recover $408,150 of these receivables of which $362,524 has been recovered as of September 30, 2014. Consequently, the reserved amount has been offset for this recovery.

Receivable - related party - WholesaleRx, the pharmaceutical aggregator which is DEA and State-licensed to store and distribute controlled substances in which we have a 14% investment, is an entity from which we recognize Commission fees when earned on shipments of generic pharmaceutical and OTC products. The receivable consists of PO financing, and revenue earned for commission sales agreement entered into in November 1, 2013 (as subsequently amended by oral agreements). In August 2014, WholesaleRx stopped providing the financial information for calculating the commission fees earned and stopped making payments on the open receivables. Subsequent to September 30, 2014, the Company filed a legal action (see footnote 7 for additional details) and the Company does not believe a reserve on this receivable is warranted at September 30, 2014.

Fair Value Measurements - We follow the provision of ASC No. 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date) and provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of us.

Level 3: Unobservable inputs reflect the assumptions that we develop based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors.

We use judgment in determining the fair value of assets and liabilities, and level 3 assets and liabilities involve greater judgment than level 1 and level 2 assets and liabilities.

The carrying values of accounts receivable, inventory, accounts payable and accrued expenses, royalty payable, and notes payable approximate their fair values due to their short-term maturities. It was impracticable to estimate the fair value of our investments and long-term debt (see notes 7 and 12 for more information). The carrying value of our long-term debt approximates fair value due to the borrowing rates currently available to us for loans with similar terms. See note 12 for fair value of derivative liabilities.

Stock-Based Compensation - Compensation expense is recognized for the fair value of all share-based payments issued to employees. As of September 30, 2014 and December 31, 2013, we issued 10,450,000 and 5,015,000, respectively for employee stock options that would require calculating the fair value using a pricing model such as the Black-Scholes pricing model.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees, the fair value at the grant date is used to value the expense if the options or warrants are for future services, they are revalued at each reporting period unless there is a significant incentive for non-performance. In calculating the estimated fair value of its stock options and warrants, the Company used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

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

Earnings (Loss) Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of September 30, 2014, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares of common stock, warrants convertible into 5,228,572 shares, options convertible into 10,450,000 shares and notes payable convertible into 3,740,800 shares of common stock

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014 (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective.

(b) Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed by us in a Current Report on Form 8-K filed with the Securities and Exchange commission on November 19, 2013, the we issued to Ironridge Global IV, Ltd. (“Ironridge”) 8,690,000 shares of our common stock in settlement of bona fide claims against us which were purchased by Ironridge from our various creditors (the “Claim Amount”). The shares issued to Ironridge were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the court order issued by the California Superior Court for the County of Los Angeles (“California State Court”) on November 8, 2013, our common shares were deemed to be issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. The number of shares issued to Ironridge is subject to an adjustment based on the trading price of our common shares such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge’s reasonable legal fees and expenses ( the “Final Amount”), which Final Amount is equal to $766,238.29.

On February 10, 2014, Ironridge made a request for, and we issued, an additional 1,615,550 common shares as a result of the adjustment provisions under a Stipulation in the court order issued by the California State Court.

On April 4, 2014, Ironridge requested even more shares pursuant to the adjustment provision under the Stipulation in the court order issued by the California State Court. This time their request was for an additional 1,646,550 shares of our common stock. We declined to issue these additional shares because Ironridge had already received, to that date, approximately 10,305,550 shares with a market value of approximately $1.2 million (based on the closing stock price on May 6, 2012), in settlement of a Final Amount of $766,238.29. The shares issued to Ironridge represent a premium of 48% to the Final Amount.

On May 6, 2014, Ironridge submitted an ex parte application to the California State Court to compel us to issue the 1,646,550 common shares requested on April 4, 2014, and the California State Court without a hearing entered an order to compel us to issue the additional shares. On the same day, we filed a notice of appeal of the California State Court’s order. The appeal automatically stays enforcement of the California State Court’s May 6th order.

We believe that Ironridge is not entitled to additional shares and plan to vigorously pursue an appeal, and reversal, of the California State Court order.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ending September 30, 2014, we offered and sold securities below. We used the proceeds from the sale of these securities for working capital. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed Section 4(2) was available because:

•	We are not a blank check company;
•	We filed a Notice of Sales on Form D, with the Securities & Exchange Commission;
•	Sales were not made by general solicitation or advertising;
•	All certificates had restrictive legends; and
•	Sales were made to persons with a pre-existing relationship to our management.

On July 1, 2014, we issued 100,000 shares of our common stock to an accredited investor at a subscription price of $.05 per share.

On July 3, 2014, we issued 1,500,000 shares of our common stock to a consultant for services rendered. We valued these shares at$.14 per share.

On July 7, 2014, we issued 446,724 shares of its common stock to a creditor upon conversion of a convertible promissory note at a price of $.15 per share.

On July 7, 2014, we issued 430,350 shares of our common stock to an accredited investor at a subscription price of $.07 per share.

On July 8, 2014, we issued 580,000 shares of our common stock to an accredited investor at a subscription price of $.05 per share.

On July 9, 2014, we issued 21,786 shares of our common stock to an accredited investor to fulfill a subscription from 2013, at a subscription price of $.05 per share.

On July 21, 2014, we issued 20,000 shares of our common stock, 4,000 shares each, to 5 directors in payment of director’s fees for the July meeting. We valued these shares at $.13 per share.

On July 30, 2014, we issued 38,350 shares of our common stock (17,350 shares and 21,000 shares, respectively) as royalty payments pursuant to a contractual arrangement, representing a calculated value of $.10 per share.

On July 30, 2014, we issued 10,000 shares of our common stock, at an assigned value of $.10 per share, to a consultant in payment for services valued at $1,000.

On each of August 4, 2014 and August 6, 2014, we issued 156,150 shares (a total of 312,300 shares) of our common stock as royalty payments pursuant to a contractual arrangement, representing a calculation value of $.09 per share.

On August 29, 2014, we issued 88,235 shares of our common stock to a consultant, at an assigned value of approximately $.09 per share, to a consultant in payment for services valued at $7,941.

On September 8, 2014, we issued 21,000 shares of our common stock as a royalty payment pursuant to a contractual arrangement, representing a calculation value of $.10 per share.

On September 18, 2014, we issued 45 shares of our common stock to a prior subscriber as a mathematical correction to a prior issuance.

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

SCRIPSAMERICA, INC.

Dated: November 14, 2014	By:	/s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Jeffrey Andrews
Chief Financial Officer
(Duly Authorized Officer)

