Form 10-Q/A
period 2014-09-30
ScripsAmerica, Inc.
filed 2014-11-24
CIK 1521476

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

Yes ☐  No ☒

As of November 14, 2014, the registrant had 136,605,958 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 14, 2014.

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

SCRIPSAMERICA, INC.

Dated: November 24, 2014	By:	/s/ Robert Schneiderman
Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ Jeffrey Andrews
Chief Financial Officer
(Duly Authorized Officer)

4