Form 10-K
period 2014-12-31
ScripsAmerica, Inc.
filed 2016-01-29
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2014

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to

Commission File Number    000-54550

SCRIPSAMERICA, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2598594
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1094 Main Avenue, Suite A, Clifton, NJ 07011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014 the aggregate market value of voting common stock held by non-affiliates of the Registrant (113,524,590 shares) was approximately $12,487,705. The aggregate market value was computed by reference to the last sale price of such common equity as of that date.

As of January 22, 2016 we had 139,097,969 shares of Common Stock outstanding and 2,990,252 shares of Series A Preferred Stock outstanding.

Documents Incorporated by Reference:  None

SCRIPSAMERICA, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

i

PART I

This Form 10-K contains forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. In evaluating these forward-looking statements, you should consider various factors, including those listed in the “Risk Factors” section of this annual report on Form 10-K. Our actual results may differ significantly from the results projected in the forward-looking statements. We assume no obligation to update forward-looking statements.

As used in this Form 10-K, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refer to ScripsAmerica, Inc., a Delaware Corporation unless the context otherwise indicates.

ITEM 1. BUSINESS

Overview

We were formed in the state of Delaware on May 12, 2008, to distribute prescription and over the counter pharmaceuticals. We have not been the subject of a bankruptcy, receivership or similar proceeding and have not been involved in a material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

We have three wholly owned subsidiaries, Main Avenue Pharmacy Inc. (“Main Avenue”) a New Jersey Corporation formed on January 4, 2011, DispenseDoc Inc. (“DispenseDoc”) a Delaware Corporation formed on April 10, 2015, and Pharmacy Administration, Inc. (“Pharmacy Administration”) a Delaware Corporation formed on July 21, 2015. We also own 90% of P.I.M.D. International LLC. (“PIMD”) a Florida Limited Liability Company. We also incorporated activity from Implex Corporation (“Implex”), which is owned by our legal counsel, a related party, for the first three fiscal quarters of 2014 until we acquired 100% ownership of Main Avenue from Implex.

In 2014, approximately 97% of our net revenues were derived from the operations of Main Avenue.

Our website is located at www.ScripsAmerica.com.

Our current operations consist of:

•	the sale and compounding of non-sterile topical and transdermal pain creams through Main Avenue,

•	our wholesale sales to independent pharmacies and other medical providers through PIMD,

•	pharmacy dispensing services for individual doctors through DispenseDoc, and

•	billing and administrative services through Pharmacy Administration.

Main Avenue Pharmacy

In February 2014, we entered into an agreement with Main Avenue, a licensed retail and compounding pharmacy located in Clifton, New Jersey whereby we provided management services. In the fourth quarter of 2014, we acquired 100% of Main Avenue and it became our wholly owned subsidiary.

In connection with our acquisition of Main Avenue, we assumed two notes payable totaling $300,000, these notes were paid in full on December 9, 2014.  These notes included a royalty payment clause where that on the first 10,000 prescription processed we pay a $30 royalty fee per prescription, this royalty fees decreases to $10 a prescription when the 10,001 prescription is processed by Main Avenue.  On September 1, 2014, the royalty fee dropped to $10 prescription.

Main Avenue focuses on the development and sale of prescription pain creams which incorporate up to eight active pharmaceutical ingredients for application on the skin, in localized areas, resulting in minimal systemic absorption and a reduction of possible side effects. Main Avenue’s products require a prescription from a physician, are shipped directly to the patient and are billed through the patient’s insurance provider. In 2014, approximately 97% of our net revenue was derived from the operations of Main Avenue.

PIMD

In April 2014, PIMD received a license from the Drug Enforcement Agency (“DEA”) to receive, store and ship Schedule 3 through Schedule 5 formulary pharmaceuticals. PIMD is currently licensed in sixteen states and will continue to apply for additional state licenses throughout the US. In December 2014, we acquired 90% of PIMD’s membership units from its sole member, Vanessa Gonzalez. In connection with the transaction, we became the holder of a promissory note owed by PIMD for $272,000 which we contributed to PIMD as the purchase price. PIMD acts as a wholesaler which redistributes pharmaceutical products to independent pharmacies and medical providers.

DispenseDoc

On April 10, 2015, we formed DispenseDoc, as our wholly owned subsidiary to distribute medications directly to physicians allowing them to dispense medication to their patients at their offices and points of care. In order to dispense prescription drugs, physicians must obtain a specific license with the state where their practice is located and contract with Pharmacy Benefit Managers (“PBM”). We plan to assist physicians with these requirements and provide billing software and product formulary. The benefits to the doctor’s office is an increase in its revenue through the collection of the approved reimbursement amount from the patient’s PBM. Doctor’s patients benefit from the convenience. PIMD will be the sole source provider of all the prescription medications dispensed by physicians at their offices. We plan to generate revenue by: (a) charging a $1,500 set up fee per physician, (b) charging monthly software licensing fees of $199, and (c) receiving a percentage of all PBM approved billing adjudications. As of the date of this Form 10-K, we have not generated significant revenue from DispenseDoc.

Pharmacy Administration Inc.

On July 21, 2015, we formed Pharmacy Administration as our wholly owned subsidiary, to provide billing and administrative services to independent pharmacies. As of the date of this Form 10-K, we have not generated significant revenue from Pharmacy Administration.

Implex Corporation

On January 29, 2014, Implex entered into a stock purchase agreement to acquire Main Avenue. Since we exercised significant control over the operations of Main Avenue through our related party relationship with Implex, and we were the primary beneficiary of the agreement, our consolidated financial statements, included the operations of Main Avenue and Implex prior to October 2014. In October 2014, Implex’s ownership interest in Main Avenue was transferred to us, as such, we own 100% of the assets and outstanding common stock of Main Avenue.

Wholesale RX

In November 2013, we entered into an agreement with WholesaleRx, Inc. (“WholesaleRx”), which is licensed by the DEA and multiple states, to store and distribute controlled and non-controlled substances.

Under the Agreement, we agreed to provide $400,000 to WholesaleRx for a 20% equity interest in WholesaleRx. In connection with the transaction, WholesaleRx agreed to pay us 20% of its gross profit on or before the 15th calendar day of each month for the preceding calendar month. Subsequently, the Agreement was amended to reduce our investment to $275,000, and our ownership interest to 14%. Additionally, our percentage of gross profit was reduced to 14% if the credit line was used during the prior month and 8% if the credit line was not used in the prior month.

During August 2014, WholesaleRx stopped making payments and stopped providing the required financial information for calculation of the percentage of gross sales due to us. Accordingly, on October 8, 2014, we filed an action for the unpaid amounts and subsequently received a judgement of approximately $106,000.  In November 2015, WholesaleRx’s management proposed a settlement to payoff the receivable balance of $143,569, and a tentative agreement obligates WholesaleRx to pay us $6,000 monthly until the receivable amount is paid. To date, we have received an aggregate of $12,000.

Competition

Our independent pharmacy distribution business competes against large and medium sized pharmaceutical distributors such as McKesson Corporation, AmerisourceBergen Corporation, Anda Pharmaceuticals, Inc., Cardinal Health, Harvard Drug Group, Capital Wholesale Drug Company, Henry Schein, Inc., Matrix Distributors, Inc., Medsource Corporation, Sunrise Wholesalers, Inc. and Top Rx. All of these competitors have more financial resources than we do and are better positioned to offer lower prices for pharmaceutical products with better payment terms.

We compete with large, vertically integrated industry players that engaged in the development, manufacture, marketing, sale and distribution of generic and/or branded specialty pharmaceuticals in various therapeutic categories. These competitors include Actavis Group, Apotex, Dr. Reddy’s, Glenmark Pharmaceuticals, Jubilant Life Sciences, Mylan, Par Pharmaceutical Companies, Ranbaxy Laboratories, Sun Pharmaceutical Industries, Teva Pharmaceutical Industries, Barr Laboratories (a division of Teva), and Watson Pharmaceuticals.

Traditionally, specialty pharmacies intended to be small operations that created special formulations of drugs at the request of doctors. Consequently, there are no dominant competitors in this segment of the specialty pharmacy industry. The specialty pharmacy is, in general, fragmented with primarily single store operations. We do not compete against large-scale drug compounding companies, such as Ameridose and The New England Compounding Center, which are more similar to drug manufacturers than pharmacies.

Dependence on Suppliers

During the year ended December 31, 2014, we purchased product from four (4) suppliers. While we believe we could locate alternative suppliers should any of our suppliers stop providing products to us, any disruption in the availability of products from our suppliers could cause us to lose sales, which would adversely affect our operating results.

Environmental Matters

We are not aware of any environmental, health and safety requirements, or any obligations under any current or proposed environmental, health and safety requirements applicable to our business that will materially and adversely affect us.

Research and Development

We have not spent funds on research and development in the prior two years.

Dependence on One or a Few Major Customers

For the year ended December 31, 2014, no customer accounted for more than 10% of our net revenue; however, three third-party payors accounted for over 80% of our net revenue in 2014.

Intellectual Property

We do not hold intellectual property.

Employees

As of December 31, 2014, we had 21 full time employees as follows:

•	2 Pharmacists

•	3 Pharmacy Clerks

•	1 Pharmacy Technician

•	1 Operations Manager

•	1 Computer Technician

•	10 Billers

•	3 Management

As of December 31, 2014, we had no part time employees. We use the services of outside consultants from time to time on an as needed basis.

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

Since our inception, our business model has evolved significantly. In 2013, we moved away from providing pharmaceutical distribution services as our main source of income, and we focused on generating revenue through (1) our independent pharmacy distribution model and (2) our entry into the specialty pharmacy market. As a result of the change in our business model, our revenues have significantly increased from prior periods. For the year ended December 31, 2014, our revenues increased significantly, but major portion of the revenues are offset by commission expense we pay. We have a limited operating history in our new lines of business from which to evaluate our business. Our failure to successfully execute our business plan for our independent pharmacy distribution and/or specialty pharmacy business would have a material adverse effect on our ability to continue operating. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

Further, because of the change in our business model, our historical financial data is of limited value in estimating future operating expenses and future cash flow. Our budgeted expense levels are based in part on our expectations concerning future revenues. However, our ability to generate the needed levels of revenues depends largely on our ability to be successful in independent pharmacy distribution and specialty pharmacy businesses. After taking into consideration our 2015 interim results to date and current projections for the remainder of 2016, the Company’s management believes that the Company’s cash flow from operations, coupled with recent financings are sufficient to support the working capital requirements, debt service, applicable debt maturity requirements, and operating expenses through December 31, 2015 and 2016.

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

We are dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians may be unwilling to prescribe, and patients may be unwilling to use, our proprietary customizable compounded formulations.

We currently expect to distribute our proprietary formulations through compounding pharmacies. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. As a result, our formulations have not undergone the FDA approval process and only limited data, if any, may be available with respect to the safety and efficacy of our formulations for any particular indication. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. As a result, some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, these non-FDA approved compounded formulations, particularly when an FDA-approved alternative is available. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary customizable compounded formulations could include the following, among others: we are limited in our ability to discuss the efficacy or safety of our formulations with potential purchasers of our formulations to the extent applicable data is available our formulations are not presently being prepared in a manufacturing facility governed by GMP requirements. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

Our business is significantly impacted by state and federal statutes and regulations.

All of our proprietary formulations are comprised of active pharmaceutical ingredients that are components of drugs that have received marketing approval from the FDA, although our proprietary compounded formulations have not themselves received FDA approval. FDA approval of a compounded formulation is not required in order to market and sell the compounded formulations, although in select instances we may choose to pursue FDA approval to market and sell certain potential product candidates. The marketing and sale of compounded formulations is subject to and must comply with extensive state and federal statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding in advance of receiving a patient-specific prescription, prohibitions on compounding drugs that are essentially copies of FDA-approved drugs, prohibitions on compounding drug products for office use without a prescription for an individually identified patient, limitations on the volume of compounded formulations that may be sold across state lines, and prohibitions on wholesaling or reselling. These and other restrictions on the activities of compounding pharmacies may significantly limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

Our pharmacy business is impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, reimbursement, marketing and labeling of prescription drugs and related services; FDA and/or state regulation affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure, registration or permit standards; rules and regulations issued pursuant to HIPAA and other state and federal laws related to the use, disclosure and transmission of health information; state and federal controlled substance laws; and statutes and regulations related to FDA approval for the sale and marketing of new drugs and medical devices. Our failure to comply with any of these laws and regulations could severely limit or curtail our pharmacy operations, which would materially harm our business and prospects. Further, our business could be affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. Such statutory or regulatory changes could require that we make changes to our business model and operations and/or could require that we incur significantly increased costs in order to comply with such regulations.

If Main Avenue or any other pharmacy or outsourcing facility we acquire or build or with which we partner fails to comply with the Controlled Substances Act, FDCA, or state statutes and regulations, the pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

State pharmacy laws require pharmacy locations in those states to be licensed as an in-state pharmacy to dispense pharmaceuticals. In addition, state controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities, and subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not to comply with these laws. Any such noncompliance could also result in complaints or adverse actions by respective state boards of pharmacy, FDA inspection of the facility to determine compliance with the FDCA, loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, fines, loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Although we ultimately expect to distribute our proprietary formulations through a network of compounding pharmacies, we may not be successful in establishing such a network and the loss or limitation of Main Avenue’s ability to compound sterile formulations would have an immediate adverse impact on our ability to successfully and timely implement our business plan.

Many of the states into which Main Avenue delivers pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. Further, under federal law Section 503A of the FDCA seeks to limit the amount of compounded products that a pharmacy can dispense interstate. The interpretation and enforcement of that provision is dependent on the FDA entering into a MOU with each state setting forth limits on interstate compounding. In February 2015, the FDA presented a draft MOU that, if adopted, and signed by states would limit the amount of interstate units dispensed from a compounding pharmacy to 30% of all compounded and non-compounded units dispensed or distributed by the pharmacy per month. This MOU, if adopted and signed by states, and any other state laws or requirements that may be enacted that prohibit or restrict the interstate operations of pharmacies could involve significant additional costs to us in order to sell compounded formulations in certain states and could have an adverse effect on our operations.

We could suffer reputational and financial damage in the event of product recalls.

We may be held liable if any illness or injury caused by any product we distribute to independent pharmacies, product we develop or market or by any preparation from our specialty pharmacy or if any of the foregoing are found to be unsuitable for use. In addition to any reputational damage we would suffer, we cannot guarantee that our product liability insurance or that of any of our suppliers would fully cover potential liabilities (although we are named as an additional insured on the product liability insurance policies of our suppliers). In the event of litigation, any adverse judgments against us would have a material adverse effect on our financial condition, including our cash balances, and results of operations.

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if it were unable to recruit key personnel in the future.

Our ability to compete in the highly competitive pharmacy industry depends in large part on our ability to attract and retain highly qualified managerial and technical personnel. In order to induce valuable employees to remain with us, we have, among other things, provided stock-based compensation. The value to employees of stock-based compensation will be significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, sales and pharmacy teams may terminate their employment with us on short notice. We do not have employment agreements with a number of our key employees. As a result, most employees are employed on an at-will basis, which means that any of these employees could leave our employment at any time, with or without notice, and may go to work for a competitor. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results, and financial condition. Our specialty pharmacy business is especially dependent on a pharmacist, currently we only have one at the Main Avenue location, while are in process of hiring a second pharmacist, the loss of the pharmacist for a significant amount of time would disrupt normal operations and could impact revenues significantly. We expect our cash flow from operations to grow significantly during 2015 and 2016 from our specialty pharmacy operations. We expect this increased cash flow will be sufficient to pay our executive officer their respective salaries. However, should our quarterly sales not continue to grow as expected and we do not maintain our expenses at current levels, our operational cash flow may not be able to support the payment of the salaries of our executive officers and other sources of funding would be required; and there is no guarantee that funding can be raised. The loss of one or more current key employees could have a material adverse effect on our business even if replacements were hired. Our success in the future also depends on our ability to attract and retain additional qualified employees in the future. Competition for such personnel is intense, and we will compete for qualified personnel with numerous other employers, many of whom have greater financial and other resources than we do.

Any debt service obligations will reduce the funds available for other business purposes, and the terms and covenants relating to our current and future indebtedness could adversely impact our financial performance and liquidity.

As of December 31, 2014, 2014, we had $377,056 debt outstanding under our accounts receivable line of credit and approximately $1.2 million of notes outstanding. As of January 20, 2016, we could incur up to an additional $2.5 million in indebtedness under our revolving line of credit. To the extent we incur significant debt in the future for acquisitions, capital expenditures, working capital or otherwise, we will be subject to risks typically associated with debt financing, such as insufficient cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.

In addition, our line of credit contains covenants requiring us to, among other things, provide financial and other information reporting, provide notice upon certain events and maintain cash management arrangements. These covenants also place restrictions on our ability to incur additional indebtedness, pay dividends or make other distributions, redeem or repurchase capital stock, make investments and loans and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our line of credit, we would be in default under the credit agreement, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our line of credit. Under such circumstances, other sources of capital may not be available to us on reasonable terms or at all.

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

In 2013, we moved away from providing pharmaceutical distribution services as our main source of income, and we focused on generating revenue through (1) our independent pharmacy distribution model and (2) entry into the specialty pharmacy market. However, we have to use all of our available cash to get these new lines of business up and running. Until our operations generate sufficient cash flow to cover our expenses, we need to raise funds by issuing additional debt or equity securities. During 2014 and 2013, we issued 13,976,249 and 35,387,867, respectively, shares of common stock for the conversion of debt securities and for the payment of services provided. If we must continue to raise funds by the sale of equity or convertible debt securities and/or issue shares of our common stock (or securities convertible, exchangeable or exercisable for common stock), our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressure or unanticipated customer requirements.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered.

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

We have 2,990,252 shares of Series A Preferred Stock that are convertible into 5,980,504 shares of common stock and we have outstanding convertible notes that could be converted into 3,956,006 shares of common stock (representing, together, approximately 6% of the outstanding stock on a fully diluted basis). A substantial portion of the shares of common stock issuable upon the conversion of the Series A Preferred Stock and the outstanding convertible notes are eligible to be sold to the public under Rule 144. If our common stock does not trade with large enough share volume, the sales of the common stock issued upon the conversion of the Series A Preferred Stock and the convertible notes may cause the price of our stock to drop significantly. Additionally, the holder of the Series A Preferred Stock has registration rights for the shares of common stock issuable upon the conversion of the Series A Preferred Stock. If the Series A Preferred stockholder exercises such registration rights, such stockholder could sell a large number of shares of our common stock which could cause a significant drop in our stock price.

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

The Series A Preferred Stock that we issued on April 1, 2011 is reported outside of permanent equity. The $1,043,000 invested in such Series A Preferred Stock was not recorded in the Shareholders' Deficit section of our consolidated balance sheet, but rather is shown outside of permanent equity. Consequently, for the year ended December 31, 2014, we had a stockholders’ deficit of $3,523,156 (rather than stockholders’ deficit of $2,480,156 if we had recorded such investment in the Shareholders’ Deficit section of the consolidated balance sheet). Additionally, for the fiscal year ended December 31, 2014, we had a net loss available to common stockholders of approximately $4.8 million. Because we had a loss for 2014 and we have stockholders’ deficit on our consolidated balance sheet, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend that exceeds our stockholders’ deficit without incurring personal liability. Unless we have a profit in 2015, our board of directors will not be able to declare a dividend nor will we be able to pay the full dividend owed to the Series A Preferred Stockholder which dividends will accrue on our consolidated balance sheet. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred Stockholder have been paid. If, and when, we have net profits, except for any dividends owed to the holder of our Series A Preferred Stock, we anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our common stock is considered “a penny stock” and, as a result, it may be difficult to trade a significant number of shares of our common stock.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission (“SEC”) that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosures requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definitions of a “penny stock” for purposes relevant to us, as any equity that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stock for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock requires the broker-dealer to (i) obtain form the investor information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonable, capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above and (iv) receive a signed and dated copy of such statement form the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company’s stockholders to resell their shares to third parties or to otherwise dispose of them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Our principal place of business is 1094 Main Street, Suite A, Clifton, NJ 07011 pursuant to a lease agreement that expires on November 30, 2019. Our monthly rent for this location is $5,432 which increases 3% annually.

In November, 2013, PIMD entered into a lease for a distribution facility at 8280 NW 27th, Suite 506, Doral, Florida 33122. The lease commenced on January 1, 2014 and expires February 29, 2016. The monthly rent for this location is $4,724.

We believe these two locations are suitable for our present needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising from the ordinary course of our business operations, such as contractual disputes. Other than as set forth below, we believe our potential liability with respect to proceedings currently pending is not material in the aggregate to our financial position, results of operations and cash flows.

In November 2013, we entered into an agreement with Ironridge Global IV, Ltd. (“Ironridge”) whereby we issued 8,690,000 shares of our common stock to Ironridge in settlement for bona fide claims owed to our creditors (the “Claim Amount”). The shares issued to Ironridge were unrestricted securities and exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. Under the terms of the transaction, the number of shares issuable to Ironridge is subject to an adjustment based on the trading price of our common shares such that the value of the shares is sufficient to cover (i) the Claim Amount, (ii) a 10% agent fee amount and (iii) Ironridge’s reasonable legal fees and expenses, which were determined to be $766,238.

On February 10, 2014, Ironridge made a request for, and we issued, an additional 1,615,550 shares of our common stock as a result of the adjustment provisions contained in the stipulation (the “Stipulation”) in the Court Order issued by the California State Court. We expensed these additional shares in December 2013, valued at $210,022.

On April 4, 2014, Ironridge requested an additional 1,646,550 common shares. We declined to issue these additional shares because Ironridge had already received approximately 10,305,550 common shares with a market value of approximately $1,300,000 in satisfaction of $766,238.

On May 6, 2014, Ironridge submitted an ex parte application to the California State Court to compel the issuance of the 1,646,550 common shares, and the California State Court entered an order compelling us to issue the additional shares. The order also prohibits us from issuing or transferring new shares to third parties before issuing these shares. On the same day, we filed an appeal of the California State Court’s order which is pending.

We accrued the potential issuance of the shares to Ironridge and have expensed $164,655 to financing cost in the accompanying consolidated financial statements for the year ended December 31, 2014. In October 2015, to stop a contempt action we issued the 1,646,550 shares which had been accrued at December 31, 2014.

We appealed the California State Court order and the appeal is pending.

In New Jersey, Ironridge brought an action against Olde Monmouth, our transfer agent, to force it to issue shares or pay damages resulting from their refusal to issue the shares requested by Ironridge. We intervened and contested jurisdiction in New Jersey.  The matter is pending.

We believe that we have a valid defense to the issuance of the 87,000,000 shares sought by Ironridge based upon usury laws and also violations under the California business code for unconscionable actions since Ironridge paid $766,238 of debt obligations and received a return of approximately $1,300,000. Since we believe we have a strong defense relating to the issuance of the additional 87,000,000 shares we did not account for these shares as an accrual. Legal fees associated with this defense will be expensed as incurred in the future.

On December 29, 2015, Pharmanostics Group, LLC, (“Pharmanostics”), a Florida limited liability company, filed a civil lawsuit in Broward County Florida seeking payment of $1,835,712 from Main Ave Pharmacy. Pharmanostics was our former billing company in which we had an oral contract and they performed billing services for Main Ave in 2014. On February 28, 2015, we terminated Pharmanostics’ services. Their services were no longer required since we can bill with our own in-house staff. We will vigorously defend with affirmative defenses and counter claims. We are also filing a counter suit for damages caused by Pharmanostics’ poor business practices. The Company considers this lawsuit to be frivolous and as such has not recorded any expenses associated with it in the accompanying consolidated financial statements as of December 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Markets interdealer quotation system since August of 2012, with the symbol “SCRC”. Prior to this time, our common stock was not traded on an exchange or any other established market.

The following table reflects the high and low quarterly prices for the fiscal years ended December 31, 2014 and December 31, 2013. This information was provided to us by the OTC Markets Interdealer Quotation System. These quotations reflect inter-dealer prices, without retail mark-up or mark-down or commissions. These quotations may not necessarily reflect actual transactions.

Year 2014	High	Low

First Quarter	$0.21	$0.084
Second Quarter	$0.145	$0.082
Third Quarter	$0.17	$0.082
Fourth Quarter	$0.17	$0.083

Year 2013	High	Low

First Quarter	$0.405	$0.17
Second Quarter	$0.47	$0.11
Third Quarter	$1.05	$0.123
Fourth Quarter	$0.42	$0.0811

Transfer Agent

Our transfer agent is Olde Monmouth Stock Transfer Company. Its address is 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, and its phone number 732-872-2727.

Dividend Policy

There is one holder of our Series A Preferred Stock. The Series A Preferred Stock has the following Rights, Designations and Preferences:

•	Holders of our Series A Preferred Stock are entitled to a dividend at an annual rate of 8% ($83,440 annually) which is payable at the end of each fiscal quarter,

•	Dividends paid on the Series A Preferred Stock are cumulative,

•	Our Board of Directors cannot declare or pay cash dividends on our common stock unless we first pay a dividend to the Series A Preferred Stockholder that is equal to (i) all quarterly dividends on the Series A Preferred Stock that have accrued but that we have not paid to the Series A Preferred Stockholder plus (ii) the amount of the common stock dividend that the Series A Preferred Stockholder would get if he converted all of his shares of Series A Preferred Stock into our common stock,

•	Each one share of Series A Preferred Stock is convertible into two shares of common stock at the option of the Holder, and

•	Each one share of Series A Preferred Stock is entitled to two votes on all matters submitted to a vote of our common stockholders.

Except for any dividends payable to the Holder of our Series A Preferred Stock, we have never declared or paid any cash dividends on our shares of common stock and we do not anticipate paying any dividend on our common stock in the foreseeable future.

Except for any dividends payable to the Holder of our Series A Preferred Stock, we anticipate that we will retain all of our future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors (subject to the approval of the holder of the Series A Preferred Stock) and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Holders of Common Stock

As of December 31, 2014, we had one hundred forty-nine registered holders of our common shares and had 136,937,253 shares outstanding.

As of December 31, 2014, we had one registered holder of our Series A Preferred Stock and had 2,990,252 shares outstanding.

Securities authorized for issuance under equity compensation plans

On March 26, 2014, our Board of Directors approved the “ScripsAmerica Incentive Stock Plan” (“SOP”) and on April 16, 2014, the SOP was approved by the written consent of our shareholders.  The SOP is designed to provide an incentive for retaining qualified and competent employees, officers and Directors, and certain consultants and advisors.  We are authorized to issue 6,000,000 shares under the SOP.

The price per share of common stock issued under the SOP shall not be less than 100 percent of the fair market value at the time of the grant.  The purchase price per share for a person owning more than 10 percent of our voting power shall not be less than 110 percent of the fair market value of such shares at the time of the grant.  The total value of options granted, under the SOP, to any one person, shall not exceed any limit imposed by Section 422 or the rules and regulations promulgated by the Internal Revenue Service thereunder.  The maximum amount which may be granted to any participant in the plan is one hundred thousand dollars ($100,000) per year.

During 2014, we issued options to purchase 6,430,000 shares of common stock, none of which were issued pursuant to the SOP.

Sales of Unregistered Securities During 2014

In the year ended December 31, 2014, we offered and sold securities below. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Sections 4(2) of the Securities Act, as amended for the offer and sale of the securities. We believed that Section 4(2) was available because:

•	We are not a blank check company;

•	Sales were not made by general solicitation or advertising;

•	All certificates had restrictive legends; and

•	Sales were made to persons with a pre-existing relationship to members of our management.

We issued 22,891,119 restricted shares of common stock for cash proceeds of $1,209,360 in various private subscription agreements.  The subscription price of the shares issued ranged from $0.05 to $0.07 per share.

During the year ended December 31, 2014, we issued 4,764,312 restricted shares of our common stock to non-employees for services rendered during 2014. We valued these shares at $567,324.

During the year ended December 31, 2014, we issued 128,000 restricted shares of our common stock in connection with payments for services provided by members of the Board of Directors during 2014. We valued these shares at $13,640.

During the year ended December 31, 2014, we issued 74,000 restricted shares of our common stock in connection with payments for services rendered by employees during 2014. We valued these shares at $7,020.

During the year ended December 31, 2014, we issued 1,740,550 restricted shares of our common stock in connection with financing costs in 2014. We valued these shares at $224,021.

On January 22, 2014, pursuant to our settlement agreement with GEM Global Yield Fund Limited, we issued 887,280 shares of our common stock to GEM for a purchase price of $125,381. Simultaneously, and GEM assigned the right to receive the 887,280 shares of our common stock to Steve Urbanski upon our receipt of the purchase price.

During the year ended December 31, 2014, we issued 1,241,133 restricted shares of our common stock to non-employees, including a related party, for payment of royalties. We valued these shares at $139,593.

During the year ended December 31, 2014, we issued 9,009,937 shares of our common stock for the conversion of $504,264 of principal and accrued interest of $56,448 related to our convertible notes payable. We valued these shares at $1,249,287.

On November 4, 2013, we entered into a securities purchase agreement with Seaside 88, L.P. ("Seaside") pursuant to which we sold Seaside restricted shares of our common stock. During the year ended December 31, 2014, we sold 4,408,083 restricted common shares to Seaside for gross proceeds of $342,759 of which $2,500 was used to pay Seaside’s legal fees.

On March 27, 2014, we issued 75,000 options to members of the Board of Directors for services rendered. These options vested immediately and expire 3 years from date of issuance.  The options are exercisable at the price of $0.099 per share. We valued these options at an aggregate of $3,971.

On April 25, 2014, we issued 50,000 options to members of the Board of Directors for services rendered. These options vested immediately and expire 3 years from date of issuance.  The options are exercisable at the price of $0.121 per share. We valued these options at an aggregate of $4,841.

On April 25, 2014, we issued 5,010,000 employee options which have an exercise price of $0.118 per share. The options are exercisable immediately and expire on April 25, 2017. Our former chief executive officer received 2,510,000 options and the chief financial officer received 2,500,000 during 2014. We valued these options at $0.8735 per share an aggregate of $437,620.

On June 23, 2014, we issued 250,000 employee options to an employee for services rendered. These options are exercisable at the price of $0.143, at any time until June 23, 2017. We valued these options at $0.1132 per share or an aggregate of $28,296.

On July 21, 2014, we issued 50,000 options to members of the Board of Directors for services rendered. These options vested immediately and expire 3 years from date of issuance.  We valued these options at $0.0832 per share or an aggregate of $4,161.

On October 8, 2014, we issued 80,000 options to members of our Board of Directors and employees for services rendered. These options vested immediately and expire 3 years from date of issuance. The options are exercisable at the price of $0.099 per share. We valued these options at an aggregate of $6,120.

On December 3, 2014, we issued 80,000 options to members of our Board of Directors and employees for services rendered. These options vested immediately and expire 3 years from date of issuance. The options are exercisable at the price of $0.121 per share. We valued these options at an aggregate of $7,391.

On December 31, 2014, we issued 835,000 options to members of the Board of Directors and employees for services rendered. These options vested immediately and expire 3 years from date of issuance. The options are exercisable at the price of $0.187 per share. We valued these options at an aggregate of $118,779.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Special Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this annual report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following Management’s Discussion and Analysis.

Overview

ScripsAmerica, Inc, (“ScripsAmerica”, “us”, “we” or “our”) was incorporated in the State of Delaware on May 12, 2008. We have three wholly owned subsidiaries, Main Avenue Pharmacy Inc. (“Main Avenue”) a New Jersey corporation formed on January 4, 2011, DispenseDoc Inc. (“DispenseDoc”), a Delaware corporation formed on July 10, 2015, and Pharmacy Administration, Inc. (“Pharmacy Administration”), a Delaware corporation formed on July 21, 2015. We also own 90% of P.I.M.D. International LLC. (“PIMD”) a Florida Limited Liability Company formed on March 26, 2009. We also incorporated activity from Implex Corporation, which is owned by our legal counsel, a related party, for the first three fiscal quarters of 2014 until we acquired 100% ownership of Main Avenue from Implex. In 2014, approximately 97% of our net revenues were derived from Main Avenue.

Since our inception in 2008, our business model has evolved significantly. Through March 2013, and to a lesser extent into early 2014, we primarily provided pharmaceutical distribution services to end users across the health care industry through major pharmaceutical distributors in North America.  In 2013, the majority of our revenue came from orders facilitated by McKesson Corporation. However, we had no exclusive contract with McKesson or the other pharmaceutical distributors and our margins became compressed.

Our current operations consist of:

•	the sale and compounding of non-sterile topical and transdermal pain creams through Main Avenue,
•	our wholesale services to independent pharmacies and other medical providers through PIMD,
•	pharmacy dispensing services for individual doctors through DispenseDoc, and
•	billing and administrative services through Pharmacy Administration.

In 2015, we discontinued our plans to launch our RapiMed® children’s pain reliever and fever reducer because of delays in obtaining approvals for distribution in Hong Kong.

Main Avenue Pharmacy

In February 2014, we entered into a management agreement with Main Avenue, a licensed retail and compounding pharmacy located in Clifton, New Jersey and Implex Corporation, a related party owner of 51% of Main Avenue,in the fourth quarter of 2014, we acquired 100% of Main Avenue. Main Avenue focuses on the development and sale of prescription pain creams which incorporate up to eight active pharmaceutical ingredients for application on the skin, in localized areas, resulting in minimal systemic absorption and a reduction of possible side effects. Main Avenue’s products require a prescription from a physician, are shipped directly to the patient and are billed through the patient’s insurance provider.

In connection with our acquisition of Main Avenue, we assumed two notes payable total $300,000, these notes were paid in full on December 9, 2014.  These notes included a royalty payment clause where that on the first 10,000 prescription processed we pay a $30 royalty fee per prescription, this royalty fees decreases to $10 a prescription when the 10,001 prescription is processed by Main Avenue.  On September 1, 2014, the royalty fee dropped to $10 prescription.

Independent Pharmacy Distribution

In December of 2014, we (i) exercised an option to purchase 90% of PIMD’s membership units (“PIMD Units”) from its sole member, Vanessa Gonzalez, (ii) became the holder of a promissory note owed by PIMD for $272,000, and (iii) cancelled indebtedness Implex owed to us in the amount of $272,000. No additional consideration was provided by us.

PIMD holds the licenses required to distribute wholesale prescription drugs. The purchase of the PIMD Units was subject to certain conditions precedent including that we obtain the necessary licenses from the state of Florida and the DEA which we did not obtain until 2015. On March 15, 2014, we entered into a Sourcing and Marketing Agreement with PIMD.

Prior to acquiring a 90% interest in PIMD, PIMD was a Variable Interest Entity (“VIE”). We were considered the primary beneficiary of PIMD because we had both: (a) the power to direct the activities of PIMD that most significantly impacted its economic performance and (b) the obligation to absorb losses of PIMD that could have potentially been significant or the right to receive benefits from PIMD that could have potentially been significant. We received a majority of PIMD’s expected profits and losses. In 2015, we plan to provide financing for PIMD’s inventory purchases through related parties.

DispenseDoc

On April 10, 2015, we formed DispenseDoc, Inc., our wholly owned subsidiary to distribute medications directly to physicians allowing them to dispense medication to their patients at their offices and points of care. In order to dispense prescription drugs, physicians must obtain a specific license with the state where their practice is located and contract with Pharmacy Benefit Managers (“PBM”). We plan to assist physicians with these requirements and provide billing software and product formulary. The benefits to the doctor’s office is an increase in its revenue through the collection of the approved reimbursement amount from the patient’s PBM. Doctor’s patients benefit from the convenience. The secondary benefit is PIMD becomes the sole source provider of all products dispensed by the doctors. We plan to generate revenue by: (a) charging a $1,500 set up fee per physician, (b) charging monthly software licensing fees of $199, and (c) receiving a percentage of all PBM approved billing adjudications. As of the date of this Form 10-K, we have not generated any significant revenue from DispenseDoc.

Pharmacy Administration Inc.

On April 10, 2015, we formed our wholly owned subsidiary, Pharmacy Administration, Inc. (“Pharmacy Administration”) to provide billing and administrative services to independent pharmacies. As of the date of this Form 10-K, we have not generated any significant revenue from Pharmacy Administration.

Wholesale RX

In November 2013, we entered into an agreement with WholesaleRx, Inc. (“WholesaleRx”), which is licensed by the Drug Enforcement Agency (“DEA”) and multiple states, to store and distribute controlled substances.

Under the Agreement, we agreed to provide $400,000 to WholesaleRx for a 20% equity interest in WholesaleRx. In consideration for providing the purchase order financing and to cover our costs of administering the financing, WholesaleRx agreed to pay us 20% of its gross profits on or before the 15th calendar day of each month for the preceding calendar month.

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

As of August 6, 2014, WholesaleRx stopped making payments and stopped providing the required financial information for calculation of the 14% fee due to us. Accordingly, on October 8, 2014 we filed an action in the State of Delaware for the unpaid amounts owed to us. We subsequently joined with a 40% shareholder of WholesaleRX, giving it 54% voting interest and filed a derivative action in Tennessee seeking the return to us of funds alleged to have been improperly withdrawn by WholesaleRX’s management, another 40% shareholder. Our 54% voted to change WholesaleRX’s Board of Directors and Management. We do not anticipate future revenues from our agreement with WholesaleRx.

In November 2015, we determined that WholesaleRx was no longer a valid partner so our investment of $278,265 and outstanding receivables of $97,045, as of December 31, 2014 were written-off, as reflected in the accompanying consolidated financial statements. Also in November 2015, WholesaleRx’s management proposed a settlement to payoff the receivable balance of $143,569, and a tentative agreement obligates WholesaleRx to pay us $6,000 monthly until the receivable amount is paid. To date, we have received an aggregate of $12,000.

Description of Revenues

In 2014, we provided fulfillment of prescriptions through Main Avenue. We processed prescriptions to the physician’s desired specifications.

Beginning in February 2014, we recognized revenue for prescriptions shipped directly to patients from Main Avenue. Main Avenue only ships prescriptions to patients upon payment approval by the patients’ insurance companies. Payments are usually received within 30 days of shipment. Any prescription in which the patient has not received product, but we may have been reimbursed by the insurance provider, is recorded as deferred revenue or accounts receivable reserve for future deductions. In the event a patient returns a product, or if the product was not deliverable, the prescription is reversed and marked as “unbilled”. If we received payment prior to the adjustment, the payment is recorded in the reserve for charge backs. As of December 31, 2014, we had no deferred revenue, had $589,415 in AR reserve for future deductions and $1,302,441 an allowance for insurance company deductions and charge backs.

We recognized revenue from our contract packager Marlex Pharmaceuticals, Inc. (“Marlex Pharmaceuticals”) on a net basis according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our consolidated statements of operations. These sales transactions related to a contract that Marlex Pharmaceuticals had with a government agency. The revenue is reported in a separate line in the consolidated statements of operations as “Revenues net, from contract packager”, and the gross sales are reduced by the cost of sales fees from Marlex Pharmaceuticals. We no longer received revenues from Marlex Pharmaceuticals as the agreement terminated.

Results of Operations (rounded to nearest thousand)

					( ) = unfavorable
	Year ended December 31,				Change
	2014	% of net revenue	2013	% of net revenue	$ change
Product revenue-net	$30,094,000	98%	$153,000	28%	$29,941,000
Revenue net, from contract packager	402,000	1%	333,000	60%	69,000
Commission fees	359,000	1%	70,000	13%	289,000
Net Revenue	30,855,000	100%	556,000	100%	30,299,000
Cost of Goods Sold	3,258,000	11%	496,000	89%	2,762,000
Gross Profit	27,597,000	89%	60,000	11%	27,537,000
Operating Costs and Expenses:
Selling and Marketing	27,525,000	89%	259,000	47%	(27,266,000)
General and Administrative	2,454,000	8%	2,173,000	391%	(281,000)
Recovery of bad debt / reserve for bad debt	(326,000)	-1%	1,129,000	203%	1,455,000
Share-base Comp issued for payment of services	1,751,000	6%	3,792,000	682%	2,041,000
Total Operating expenses	31,404,000	102%	7,353,000	1322%	(24,051,000)
Operating Income (Loss)	(3,807,000)	-12%	(7,293,000)	1312%	3,486,000
Other Income (expenses) :
Interest expense	(311,000)	-1%	(333,000)	-60%	22,000
Change in fair value derivatives liability	(66,000)	-0%	(1,289,000)	-232%	1,223,000
Loss from derivative issued with debt greater than carrying value	–	0%	(1,180,000)	-212%	1,180,000
Financing costs	(325,000)	-1%	(972,000)	-175%	647,000
Amortization of debt discount	(135,000)	0%	(785,000)	-141%	650,000
Gain on extinguishment	174,000	1%	637,000	115%	(463,000)
WholesaleRx write-off	(278,000)	-1%	–	0%	(278,000)
Income from equity investments	1,000	0%	2,000	0%	(1,000)
Total Other Income / (expenses)	(940,000)	-3%	(3,920,000)	-705%	2,980,000
Loss before taxes	(4,747,000)	-15%	(11,213,000)	-2017%	6,466,000
Tax Expense	–	0%	–	0%	–
Net loss	$(4,747,000)	-15%	$(11,213,000)	-2017%	$6,466,000

Net Revenue : The following table sets forth selected consolidated statements of operations data as a percentage of total net revenue for the years ended December 31, 2014 and 2013:

Products sold	2014	% to total	2013	% to total	Change
Prescription drug products	$31,986,000	70%	$185,000	3%	$31,801,000
OTC & Non Prescription Products	–	0%	117,000	2%	(117,000)
Revenue, from contract packager	11,572,000	25%	6,434,000	88%	5,138,000
Revenue, from pharmaceutical partner	2,009,000	5%	599,000	8%	1,410,000
Gross Sales	45,567,000	100%	7,335,000	100%	38,232,000
Discounts / Charge backs	(1,892,000)	-4%	(150,000)	-2%	(1,742,000)
Adjustment to sales for contract packager and pharmaceutical partner	(12,820,000)	-28%	(6,629,000)	-90%	(6,191,000)
Net Revenue	$30,855,000		$556,000		$30,299,000

For the year ended December 31, 2014, we generated net revenue of approximately $30,855,000 compared to net revenue of approximately $556,000 for the same period in 2013, an increase of approximately $30,299,000. This increase is primarily due to prescription sales from Main Avenue which we acquired in February 2014 for $550,000. In 2014, PIMD had sales of approximately $105,000 compared to $0 in 2013. In 2014, sales from the U.S. government contract through Marlex Pharmaceuticals which are recorded net of costs, increased approximately $68,000 over 2013. We earned sales commissions of approximately $196,000 and $70,000 from WholesaleRx for the years ended December 31, 2014 and 2013, respectively.

In 2013, we had net sales of approximately $153,000, primarily to McKesson Corporate (“McKesson”), but in the second quarter of 2013 we made a strategic business decision to exit sales to McKesson due to an increase in charge back costs. Consequently, we have no sales in 2014.

Gross Profit. Our gross profit for the fiscal year ended December 31, 2014, was approximately $27,597,000, which was 89% of our net revenue as compared to a gross profit of approximately $60,000 in 2013, an increase of approximately $27,537,000. The increase is attributed to our acquisition of Main Avenue, which generated significant revenues in 2014. Its gross margins range from 65% to 91%.

Operating Expenses. For the year ended December 31, 2014, our operating expenses consisted of selling, general and administrative expenses (“SG&A”), excluding share-based compensation issued for services in the amount of approximately $1,751,000, total SG&A was $29,653,000. Selling expenses were approximately $27,525,000, which is 88% of operating expenses and general and administrative expenses were approximately $2,454,000 for the year ended December 31, 2014.

					( ) = unfavorable
Principal operating cost consist of :	2014		2013		$ Change
Human resources	$1,123,000	4%	$355,000	5%	$(768,000)
Sales marketing	27,525,000	88%	259,000	4%	(27,266,000)
Professional fees: legal & accounting	729,000	2%	351,000	5%	(378,000)
Consulting	573,000	2%	890,000	12%	317,000
Investor relations and marketing	428,000	1%	3,112,000	42%	2,684,000
(Recovery of) bad debt or expense	(327,000)	-1%	1,130,000	15%	1,457,000
General expense	1,353,000	4%	1,257,000	17%	(96,000)
Total selling, general & administrative	31,404,000	100%	7,354,000	100%	(24,050,000)
Share-based compensation included in S,G & A above	1,751,000		3,792,000		2,041,000
Total Selling, General & Administrative excluding share-based compensation	$29,653,000		$3,562,000		($26,091,000)

Selling. For the twelve months ended December 31, 2014, selling costs increased approximately by $27,100,000 compared to the same period in 2013. A significant portion of this increase is due to sales commissions paid by Main Avenue, which were approximately $24,300,000 for 2014. We paid a commission to an outside sales force of between approximately 55% to 65%. The other $2,800,000 of increased selling costs were for special billing services, provided by a third party.

General and Administrative. For the year ended December 31, 2014, general and administrative expenses (“G&A”) including share-based compensation decreased approximately $3,200,000 to approximately $3,900,000 as compared to approximately $7,100,000 for the same period in 2013. If the share-based compensation and bad debt expense are excluded, then the G&A costs increased approximately $281,000. Included in G&A for 2014 are: (i) non-cash stock compensation payments for services in the amount of approximately $1,751,000 and (ii) recovery of bad debt written off in 2013 in the amount of approximately $$327,000 which was a favorable change of approximately $1,456,000 versus 2013. The changes in G&A expenses excluding share-base compensation and bad debt write-off were primarily the result of: (a) increases in professional fees of approximately $380,000, (b) increase in consulting fees of approximately $383,000 (c) a decrease of approximately $132,000 excluding stock based compensation paid for these services (a decline of approximately $2,700,000 if including the stock base compensation) in investor relations and public relations costs which include costs associated with market awareness of our common stock, press releases, assistance in capital raising and fees for obtaining funding, (d) an increase of approximately $107,000 in employee costs expenses which included salary, and benefits and (e) an increase in all other general expenses of approximately $456,000 which includes D&O insurance, telephone, computer expenses, and general overhead and other office-related expenses.

Share-Based Compensation Issued for Services. Due to our cash flow issues in 2014 and 2013, we issued common stock as payment for services to various service providers. The following table lists the area of General and Administrative expenses for common stock issued:

	2014	2013
Human resources	$661,000	$–
Consulting	190,000	892,000
Investor Relations and Marketing	348,000	2,900,000
Settlement agreement GEM	552,000	–
Total Selling, General & Administrative	$1,751,000	$3,792,000

Total Other Expenses. Other expenses for the year ended December 31, 2014 decreased by approximately $2,980,000 to approximately $940,000 from approximately $3,920,000 for the same period in 2013.

The dollar changes for fiscal year ended December 31, 2014 compared to 2013 for other expenses consist of the following:

	Year Ended December 31,		( ) = unfavorable change
Other Income (Expenses) :	2014	2013	$ Change
Interest expense	$(311,000)	$(333,000)	$22,000
Change in fair value of derivatives	(66,000)	(1,289,000)	1,223,000
Loss from derivatives issued with debt greater than carrying value	–	(1,180,000)	1,180,000
Financing costs	(325,000)	(972,000)	647,000
Amortization of debt discount	(135,000)	(785,000)	650,000
Gain on extinguishment of debt	174,000	637,000	(463,000)
Loss on Investment-WholesaleRx	(278,000)	–	(278,000)
Income from equity investments	1,000	2,000	(1,000)
Total Other Income / (Expenses)	$(940,000)	$(3,920,000)	$2,980,000

Interest expense for 2014 consisted of the following: (a) interest on our convertible debt, both variable and fixed , including relating party amounts was approximately $170,000. We made cash payments of approximately $87,000 in 2014, as compared to cash payments for interest of approximately $239,000, of which we made cash payments of approximately $140,000 in 2013, (b) interest cost associated with a term loan of $500,001 which was approximately $27,000, as compared to approximately $37,000 in 2013, (c) interest costs associated with our lines of credit (Wells Fargo bank and Triumph Bank) was approximately $7,000, as compared to $2,500 in 2013, (d) interest cost associated with our purchase order financing from a related party which was approximately $40,000, as compared to approximately $73,000 in 2013, (e) interest cost associated with short-term loans of $625,000 relating to Main Avenue’s business which was approximately $63,000 and (f) interest cost associated with 12% term notes payable, including relating party amounts was approximately $4,000. Our total interest expense for the year ended December 31, 2014 was approximately $311,000, as compared to approximately $333,000 for 2013. A significant portion of our financing costs for the year ended December 31, 2014 was due to the accrued expense for a financing fee of $165,000 to Ironridge.

The change in fair value of derivative liability for the year ended December 31, 2014 was approximately $66,000 as compared to $1,289,000 for 2013. The change is a result of the reduction of variable convertible debt during the year ended December 31, 2014, as compared to the same period in 2013.

With the reduction of debt by paying off convertible notes early, we incurred gains of approximately $174,000 in 2014, as compared to $637,000 in 2013.

For the year ended December 31, 2013, we incurred a loss of approximately $1,180,000 due to the issuance of common stock with a value greater than the value associated with debt. During the year ended 2014 we did not have loss from debt issuances.

Income taxes (benefit). Total income taxes expense for the years ended December 31, 2014 and 2013 was $0. For 2014 and 2013, we incurred losses that increased the current deferred tax benefit. However, because of the high likelihood that we would not be able to recover the deferred tax benefit, we recorded a valuation allowance of 100%.

Net Loss Applicable to Common Shares. We recorded a net loss of approximately $4,700,000 for the year ended December 31, 2014, compared to a net loss of approximately $11,200,000 for 2013, which is a decrease in our net loss of approximately $6,466,000 for the year ended December 31, 2014, as compared to 2013. This decrease is due to increased sales from Main Avenue. In 2014, sales increases were significantly offset by the increase in selling costs for commissions, an increase of $27,500,000. The total loss attributed to operations was approximately $3,800,000 in 2014 compared to $7,300,000 in 2013, a decline of approximately $3,500,000 mainly due to reduction of stock issued for services. Other expenses declined approximately $3,000,000 in 2014. We accrued a preferred stock dividend of $83,440 for the year ended December 31, 2014 and 2013, respectively. We have a loss of income available to common shareholders of approximately $4,815,000 and $11,279,000 for the year ended December 31, 2014 and 2013, respectively. Our basic and diluted loss per common share is $0.04 and $0.17 for 2014 and 2013, respectively.

Liquidity and Capital Resources Summary. Since our inception in 2008, we have had significant losses from operations. We have funded our operations primarily through the private placement of equity and debt securities. On December 31, 2014, we had approximately $454,000 in cash, approximately $4,500,000 in current assets and approximately $6,800,000 in current liabilities for a negative working capital of approximately $2,300,000. On December 31, 2014 our accumulated deficit was approximately $18,400,000, In 2015, we expect to have positive income from operating income mainly from Main Avenue operations and management believes after taking into consideration the current projections for 2015 and 2016, that our cash flow from operations will be sufficient to support our working capital requirements for the next twelve months. Our current assets consisted of approximately $454,000 in cash, approximately $3,200,000 in receivables, approximately $700,000 in inventory, and approximately $92,000 in prepaid expenses. Current liabilities on December 31, 2014 consist of: accounts payable of approximately $4,900,000, mainly accrued commission payments of approximately $3,400,000; accounts receivable line of credit of approximately $377,000, term notes payable of approximately $134,000, and royalty payable of approximately $32,000.

During the fiscal year 2014, we met our liquidity needs through financing activities. In 2014, our revenues were not sufficient to cover our operational costs and services of our debt. In 2014, we raised approximately $2,433,000 as follows: we received approximately $1,675,000 from the sale of our common stock and approximately $625,000 and $133,000 from proceeds from the sale of notes payable and convertible notes payable, respectively. In December 2014, we obtained a $4,000,000 line of credit based on our then outstanding accounts receivable balance. This line of credit will be mainly used to pay our monthly commission costs which are approximately 65% to 70% of our sales revenue. Approximately $1,300,000 of these funds were used for payments due on convertible notes, payments on our purchase order financing, and payments on a note payable to related parties.

The following table summarizes our cash flows from operating, investing, and financing activities for the year ended December 31, 2014 and 2013 (rounded to nearest thousands):

Total cash provided by (used in):	2014	2013	change
Operating activities	$698,000	$(1,804,000)	$2,502,000
Investing activities	(361,000)	(150,000)	(211,000)
Financing activities	70,000	1,988,000	(1,918,000)
Increase in cash	$407,000	$34,000	$373,000

Operating Activities

Net cash provided by operating activities was approximately $698,000 for fiscal year 2014 as compared to cash used in operating activities of approximately $1,804,000 for fiscal year 2013, an increase in cash provided by operations of approximately $2,502,000. The increase in the cash provided from operation for 2014 as compared to 2013 is primarily from the significant increase in revenue ($30,298,000) from Main Avenue. Our issuance of common stock in payment for services had a significant impact on reducing our use of cash from operating activities in both years.

Investing Activities

In the year ended December 31, 2014, we made the investments below.

We paid $250,000 for the acquisition of 100% of Main Avenue. During the year ended December 31, 2014, we purchased approximately $111,000 of equipment used for our operations.

Financing Activities

Net cash provided by financing activities was approximately $70,000 in 2014 compared to approximately $1,988,000 in 2013. Financing activities 2014, consist of the following: (a) common stock sales for gross proceeds of $1,675,000, (b) convertible notes payables for gross proceeds of $133,169 and payment to the convertible notes payable holders of $465,428, (c) received proceeds of $175,000 from related party and made payments of $36,935 (d) $92,000 for a $100,000, nine month note payable (e) payment of $122,530 to related party for amounts due under five year term loan (f) payment of $60,000 for financing costs (g) payment of $99,000 of the year-end balance under our line of credit (h) distributed the equity in PIMD of approximately $114,000, (i) obtained $450,000 pursuant to one year notes and made payments of $184,676, and (j) net payments of $274,405 under accounts receivable line of credit.

Recent Financial Events

During the year ended December 31, 2015, we issued 1,290,303 restricted shares of our common stock to non-employees for services rendered during 2015. These services were valued at $251,855.

During the year ended December 31, 2015, we issued 1,211,000 restricted shares of our common stock in connection with payments provided to members of the Board of Directors during 2015. These services were valued at $200,440.

During the year ended December 31, 2014 we issued 22,891,119 restricted shares of common stock for cash proceeds of $1,209,360 in various private subscription agreements. The subscription price of the shares issued ranged from $0.05 to $0.07.

On November 4, 2013, we entered into a securities purchase agreement with Seaside 88, LP. (“Seaside’) pursuant to which we sold Seaside restricted shares of our common stock. During the year ended December 31, 2014, we sold 4,408,083 restricted common shares to Seaside for gross proceeds of $342,759 of which $2,500 was used to pay Seaside’s legal fees.

During the year ended December 31, 2014, we issued 4,764,312 restricted shares of our common stock to non-employees for services rendered during 2014. These shares were valued at $567,324.

During the year ended December 31, 2014, we issued 128,000 restricted shares of our common stock in connection with payments for services provided by members of the Board of Directors during 2014. These shares were valued at $13,640.

During the year ended December 31, 2014, we issued 74,000 restricted shares of our common stock in connection with payments for services rendered by employees during 2014. These shares were valued at $7,020.

During the year ended December 31, 2014, we issued 1,740,550 restricted shares of our common stock in connection with financing costs in 2014. We charged $13,999 to financing cost in the accompanying consolidated statement of operations in 2014 and $210,022 was offset with the accrual for stock to be issued for Ironridge at December 31, 2013.

On January 22, 2014, pursuant to our settlement agreement with GEM Global Yield Fund Limited (“GEM Global”), (a) we sold 887,280 shares of our common stock to GEM for a purchase price of $125,381, and (b) GEM concurrently assigned to Steve Urbanski the right to receive the 887,280 shares of our common stock upon the receipt, by us, of the purchase price. We issued the 887,280 shares to Mr. Urbanski on January 22, 2014.

During the year ended December 31, 2014, we issued 1,241,133 restricted shares of our common stock to non-employees, including a related party, for payment of royalties. The value of the shares issued for payment of royalties was $139,593.

During the year ended December 31, 2014, we issued 9,009,937 shares of our common stock for the conversion of $504,264 of principal and accrued interest of $56,448 related to our convertible notes payable. These shares have a fair value of $1,249,287.

Commitments

On March 12, 2012, the holders of a $250,000 convertible note converted it into 2,000,000 shares of our common stock. The holder was entitled to a 4% royalty from the sales of RapiMed®, products which we discontinued in 2015.

The holder of a $320,000 note payable is entitled to a to 1.8% royalty payment from the first $10,000,000 of sales of product to Federal government agencies and 0.09% of the next $15,000,000 of such sales. Payments for royalties were made monthly and quarterly and during year ended December 31, 2014 we made royalty payments as follows: cash payments in the amount of $253,604 and we issued 1,041,885 shares of our common stock that had a value of $116,736, During fiscal year 2013, we made cash payments of $22,000 and we issued 1,114,672 of our common shares that had a value of $276,890 for payment of the royalty expense.

In December 2014 sales of product to Federal government agencies were completed and royalties associated with this program were paid in full.

A related party, and the holder of a $50,000 note payable, is entitled to a 0.9% on the first $25,000,000 of sales of product to Federal government agencies. In the year ended December 31, 2014, we made cash payments for the royalty expense associated with one of the notes in the amount of $91,400 and issued 199,248 shares of our common stock that had a fair value of $22,857 to the consolidated statements of operation for the year ended December 31, 2014. For the year ended December 31, 2013, we issued 513,834 shares of common stock as payment for the royalty and we recorded an expense of $213,945.

On November 13, 2015, the Board of directors approved a change to the board members’ compensation for the first six months of 2016. Effective January 1, 2016, the new compensation for board members is $1,000 per month plus $3,000 worth of common stock or common stock options choice of the individual member. This new compensation fee replaces the prior fee of $4,000 a meeting and 10,000 options for each meeting attended. The board of director’s compensation will be evaluated sometime prior to July 1, 2016.

During 2014, we entered into two long-term leases for rented space. In April 2014, Main Avenue entered into a 36 month operating lease for a production facility in Clifton, New Jersey. The lease expires on March 31, 2016, and the monthly rent is $2,232 for the first 12 months with a 3% increase in year 2 and another 3% increase in year 3, for a total minimum payment over the life of the lease of $82,774. In October 2014 Main Avenue also leased additional space for a monthly rental fee of $1,000 per month. This lease expires September 30, 2015. In November, 2013 PIMD entered into a 25 month operating lease for a distribution facility in Doral, Florida. The lease begins January 1, 2014 and expires January 31, 2016. Monthly rent for this location is $4,585 for the first thirteen months and $4,724 for the last twelve months. Payments did not begin until April 2014, and the total minimum payments over the life of the lease are $111,714.

For the year ended December 31, 2013, we derived approximately $413,000 or 73% of our revenue from two customers. Should our contract be cancelled with these third party payers, it would have a significant impact on our future revenues.

On March 4, 2015 CVS/Caremark notified Main Avenue that it was terminating its provider agreement. No basis for the termination was provided. In March 2015, CVS/Caremark represented approximately 45% of our revenues during 2014.

On June 30, 2015, our Chief Executive Officer, President and Secretary, Robert Schneiderman, resigned as our (i) Chief Executive Officer, (ii) President, (iii) Secretary and (iv) from all other positions he held with our subsidiaries and affiliates, including but not limited to Main Avenue, PIMD, WholesaleRx, and DispenseDoc. In connection with his resignation, we entered into an agreement with Mr. Schneiderman.

The agreement provides for the following terms:

•	We agreed to pay to Mr. Schneiderman, a severance of $144,000 in semi-monthly installments of $6,000, commencing on July, 2015 until paid. In August 2015 these payments were suspended. We are currently in default of this agreement.

•	Mr. Schneiderman will meet with our new management, as may be requested, at any mutually convenient time during regular business hours until the close of business on June 30, 2016 and provide such factual background information, documents, files, e-mails, computer files, etc. as may be requested by us.

•	We are obligated to repay two loans in the aggregate amount of $212,669 which mature in January 2016, each bearing simple interest at the rate of 12% per annum. We are required to make monthly payments of interest and pay the principal on the maturity date.

•	We are required to pay Andrea Schneiderman, for loans made to WholesaleRx, in the amount of $19,214, which we paid in 2015.

•	We shall pay the credit card, also issued on the credit of and in the name of Mr. Schneiderman, which has been used by Main Avenue and which has a over-limit balance of $59,614. We are required to pay $30,000 of the total outstanding balance. As of the date of this Form 10-K, these balances have not been paid.

•	Until December 31, 2015, Mr. Schneiderman may sell up to 100,000 shares of our common stock per week, and may accumulate any unsold amount from week to week for a maximum of ten weeks or a total of 1,000,000 shares.

•	For a period of nine months after his termination, Mr. Schneiderman may sell up to 150,000 shares each week, and may accumulate any unsold amount from week to week for a maximum of ten weeks or an aggregate of 1,500,000 shares.

•	Upon the sale of all or any part of the accumulated share total, Mr. Schneiderman may either sell up to 150,000 shares and/or accumulate the difference between the amount sold and the 150,000 share cap.

•	Mr. Schneiderman may place sell orders of his shares at a price of not less than one-half of the difference between the highest bid and the lowest offer.

•	After such nine month period, there shall be no further volume restriction, but for a further period of three months all sell orders shall be placed at a price, at the time of placing such order, of no less than one-half of the difference between the highest bid and the lowest offer.

•	Private transactions are not limited or affected by the dribble out provisions applicable to Mr. Schneiderman’s public sales.

On June 30, 2015, Brian Ettinger, the Chairman of our Board of Directors became our interim Chief Executive Officer and Chairman of our Board of Directors and Adam Brosius became our interim President. On November 13, 2015, the Board of Directors approved Mr. Ettinger and Mr. Brosius positions as Chief Executive Officer and Chairman of our Board of Directors and President, respectively.

IRONRIDGE GLOBAL IV, LTD – LEGAL ACTION

In November of 2013, we entered into an agreement with Ironridge Global IV, Ltd. (“Ironridge”) whereby we issued 8,690,000 shares of our common stock to Ironridge in settlement for bona fide claims owed to our creditors (the “Claim Amount”). The shares issued to Ironridge were unrestricted securities and exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. Under the terms of the transaction, the number of shares issuable to Ironridge is subject to an adjustment based on the trading price of our common shares such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge’s reasonable legal fees and expenses which were determined to be $766,238.

On February 10, 2014, Ironridge made a request for, and we issued, an additional 1,615,550 shares of our common stock as a result of the adjustment provisions contained in the stipulation (the “Stipulation”) in the Court Order issued by the California State Court. We expensed these additional shares in December 2013, valued at $210,022 and on February 24, 2014 we issued 1,615,550 shares of our common stock to Ironridge.

On April 4, 2014, Ironridge requested an additional 1,646,550 common shares. We declined to issue these additional shares because Ironridge had already received approximately 10,305,550 common shares with a market value of approximately $1,300,000 in satisfaction of $766,238.

On May 6, 2014, Ironridge submitted an ex parte application to the California State Court to compel the issuance of the 1,646,550 common shares, and the California State Court entered an order compelling us to issue the additional shares. The order also prohibits us from issuing or transferring new shares to third parties before issuing these shares. We appealed the court's decision. On the same day, we filed a notice of appeal with the California State Court’s order which automatically stayed the Court’s order. The matter is pending as of the filing of this Form 10-K.

We accrued the potential issuance of the shares to Ironridge and have expensed $164,655 to financing cost in the accompanying consolidated financial statements for the year ended December 31, 2014. In October 2015, to stop a contempt action we issued the 1,646,550 shares which been had accrued at December 31, 2014.

We have vigorously pursued an appeal and reversal of the California State Court order and are in litigation in California and New Jersey. On October 19, 2015, Ironridge in California, requested the issuance of an additional 87,000,000 shares under the formula set forth in the Stipulation.

In New Jersey, Ironridge brought an action against Olde Monmouth, our transfer agent, to force it to issue shares or pay damages resulting from their refusal to issue the shares requested by Ironridge. We intervened and contested jurisdiction in New Jersey.  The matter is pending as of the filing of this Form 10-K.

We believe that we have a valid defense to the issuance of the 87,000,000 shares sought by Ironridge based upon usury laws and also violations under the California business code for unconscionable actions since Ironridge paid $766,238 of debt obligations and received a return of approximately $1,300,000. Since we believe we have a strong defense relating to the issuance of the additional 87,000,000 shares we did not account for these shares as an accrual. Legal fees associated with this defense will be expensed as incurred in the future.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and estimates

Principles of Consolidation - The consolidated financial statements include our accounts, our wholly-owned subsidiary, Main Avenue, our 90% owned subsidiary, PIMD, and Implex for the first three fiscal quarters of 2014 as it was considered to be a VIE. All inter-company accounts and transactions have been eliminated in consolidation. For investments which are considered to be a VIE, we are considered the primary beneficiary of the VIE if both of the following characteristics are present: (a) we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) we have the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. Investments in entities in which we do not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method. For those consolidated entities where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Our equity investment is classified in Investments on the consolidated balance sheet at December 31, 2013.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues, and expenses during the reporting period. Significant estimates made by management are, among others, allowance for doubtful receivables and contractual adjustments, realizability of inventories, valuation of deferred taxes, and intangible assets, recoverability of long-lived assets and indefinite lived intangible assets, reserve for chargebacks, valuation of debt instruments and derivative liabilities, and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

Revenue Recognition -

Product Revenues – Specialty Pharmacy – Our specialty pharmacy revenue is not recognized until the patient receives the filled prescription. Typically, we prepare and fill a prescription that has been approved by an insurance provider, ship the filled prescription to the patient, and upon confirmation of receipt of the prescription by the patient, we recognize revenue. Any prescription in which the patient has not received product, but we may have been reimbursed by the insurance provider, is recorded as deferred revenue or accounts receivable reserved, for future deductions. Occasionally, a patient may return the product or the product was not deliverable, in such cases the revenue related to the prescription is reversed. If we received payment from a third-party payor for undelivered product, we record an allowance for deductions to be applied to future reimbursements due from the third-party payors. As of December 31, 2014 and 2013, we had no deferred revenue but we did have an allowance for future deductions of $589,415 reserved against accounts receivable at December 31, 2014.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change, which could have an impact on operations and cash flows. Specifically, the complexity of many billing arrangements and the uncertainty of reimbursement amounts for certain services from certain third-party payors may result in adjustments to amounts originally recorded.

As of December 31, 2014, $1,302,441 has been recorded as an allowance for insurance company deductions and chargebacks. We believe we have adequate allowances for contractual adjustments relating to all known insurance disputes. However, no assurance can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Product Revenues – Pharmaceutical Distribution Services

Product revenue associated with our pharmaceutical distribution services is recognized when the product is shipped from a contract packager to our customers’ warehouses, and is adjusted for anticipated chargebacks. The sales revenue is reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

Revenues from Contract Packager

We recognize revenue from our contract packager on a net basis according to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our consolidated statements of operations. These sales transactions relate to a contract that a contract packager has obtained with a government agency. The revenue is reported in a separate line in the consolidated statements of operations as “Revenues net, from contract packager”, and the gross sales are reduced by the cost of sales fees from Marlex Pharmaceuticals, Inc. (“Marlex Pharmaceuticals”), our contract packager.

Commission Fees

Commission fees are recognized when earned on shipments of generic pharmaceutical products by WholesaleRx, LLC (“WholesaleRx”), which is licensed by the Drug Enforcement Agency and sixteen states to store and distribute controlled substances. Under the terms of our amended agreement with WholesaleRx, we earn a 14% commission fee on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies. (See Note 8 below for details on WholesaleRx).

We also earn commission fees with various other pharmacies for shipments on generic pharmaceutical products in which we broker the costs from various supplies. Under this agreement we earned an agreed commission fee from the pharmacies.

Accounts Receivable Trade, Net - Accounts receivable are stated at an estimated net realizable value. These receivables are primarily from our pharmacy business and represent amounts due from insurance companies, through various third-party payor networks. Payments are usually received within 30 days of the product being shipped. Occasionally a patient may return the product or the product was not deliverable, in such cases the receivable is reversed. The timing of these adjustments may carry over from one month to the next month and we may have received payment before the third-party payor’s systems recognize change in the billing status. If this occurs we record an allowance for deductions to be applied to future reimbursements due from the third-party payor. As of December 31, 2014, we had no deferred revenue but did have $589,415 in AR reserve for future deductions.

In addition to the allowance for future deductions, we examine other receivables and will record an allowance for doubtful receivables if deemed necessary. As of December 31, 2014 and 2013, no allowance for doubtful receivables was deemed necessary.

In 2013, accounts receivable trade are stated at estimated net realizable value net of the sales allowance due to chargebacks. The chargeback reserve at December 31, 2013 was zero because we did not have any receivable associated with McKesson and we no longer sell product to McKesson. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information. Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Intangible assets - We amortize the cost of intangibles over their useful lives unless such lives are deemed indefinite. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value if required.

Long-lived assets - We review the carrying values of property and equipment and long-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include the following:

•	significant declines in an asset’s market price;
•	significant deterioration in an asset’s physical condition;
•	significant changes in the nature or extent of an asset’s use or operation;
•	significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;
•	accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;
•	current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
•	expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of, and projected value to be derived from, the eventual disposal of the assets to be held and used. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying value. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods.

Receivable - Contract Packager – We had receivables from Marlex Pharmaceuticals in the amount of $0 and $1,088,598 at December 31, 2014 and 2013, respectively. This receivable consists of revenue earned for U.S. government sales and monthly payments due from the settlement agreement entered into on September 6, 2013. Under this agreement, we recovered $408,150 of receivables, of which $326,518 was received in 2014.

Receivable - Related Party Commissions– We earn commissions on shipments of generic pharmaceutical products from WholesaleRx, a pharmaceutical aggregator. The receivable consists of purchase order (“PO”) financing and revenue earned for the commission sales agreement entered into on November 1, 2013, as subsequently amended by oral agreements. In August 2014, WholesaleRx stopped providing the necessary information for recording the commission fees and also stopped making payments on the outstanding receivables. In September 2014, we filed legal action to recover amounts due from WholesaleRx (see Note 8 below for details).

Inventories - Inventories represent purchased finished products at PIMD’s inventory location and at a third party location. Raw materials represent the cost of purchased materials used to make our compounded prescription products at Main Avenue’s location. Both finished products and raw material costs are stated at the lower of cost or market determined by the first in, first out method.

Deferred Financing Costs– Costs incurred to issue debt are deferred and included in other assets, net, in the accompanying consolidated balance sheet. The Company amortizes deferred financing costs over the expected term of the related debt using the effective interest method.

Derivative Financial Instruments - Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying values (e.g. interest rate, security price or other variable) that require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are, initially, and subsequently, measured at fair value and recorded as liabilities or assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into various types of financing arrangements to fund our business capital requirements, including convertible debt and other financial instruments. These contracts require evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants), whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, we are required to initially and subsequently measure such instruments at fair value.

Derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which historically has a high volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

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

The carrying values of receivables, inventory, accounts payable and accrued expenses, royalty payable, and short-term debt approximate their fair values due to their short-term maturities. Management believes the carrying values of our lines of credit and long-term debt approximates fair value due to the borrowing rates currently available to us for loans with similar terms.

Stock-based Compensation - Compensation expense is recognized for the fair value of all share-based payments issued to employees and consultants. During the years ended December 31, 2014 and 2013, we issued options to purchase 6,430,000 and 5,015,000 common shares, respectively, for employee and directors stock options that required calculating the fair value using a pricing model such as the Black-Scholes pricing model. See Note 17 in the accompanying consolidated financial statements for the fair value of these employee and directors stock options.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services provided, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees, the fair value at the grant date is used to value the expense. If the options or warrants are for future services, they are revalued at each reporting period unless there is a significant disincentive for non-performance. In calculating the estimated fair value of our stock options and warrants, we used a Black-Scholes pricing model which requires the consideration of the following seven variables for purposes of estimating fair value:

•	the stock option or warrant exercise price;
•	the expected term of the option or warrant;
•	the grant date fair value of our common shares, which is issuable upon exercise of the option or warrant;
•	the expected volatility of our common shares;
•	expected dividends on our common shares (although we do not anticipate paying dividends in the foreseeable future);
•	the risk free interest rate for the expected option or warrant term; and
•	the expected forfeiture rate.

Earnings (Loss) Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A convertible preferred shares. Common stock equivalents are not included in the computation of diluted earnings per share when we report a loss because to do so would be anti-dilutive.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCRIPSAMERICA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Contents

Page
Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Financial Statements December 31, 2014 and 2013

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-9 - F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ScripsAmerica, Inc.

We have audited the accompanying consolidated balance sheet of ScripsAmerica, Inc. and its subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, changes in convertible preferred stock and stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ScripsAmerica, Inc. and its subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
January 29, 2016

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the 2013 consolidated financial statements, the Company has incurred an operating loss and net loss of $7.3 million and $11.2 million, respectively during the year ended December 31, 2013, a working capital deficit of $1.7 million and has negative cash flows from operations of $1.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 2 of the 2013 10-K filed on April 15, 2014. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully refinance and raise additional capital to fund ongoing operations there would be a material adverse effect to the consolidated financial statements.

/s/ FRIEDMAN LLP

East Hanover, New Jersey

April 15, 2014

SCRIPSAMERICA, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash	$454,215	$47,293
Accounts receivable trade, net of allowance for deductions of $589,415 and $0, respectively	3,128,951	–
Receivable - contract packager, net of allowance of $0 and $408,150, respectively	–	1,088,598
Receivable - commissions	113,647	–
Receivable - related party commissions	–	24,223
Inventories	735,763	–
Prepaid expenses and other current assets	91,661	329,673

Total Current Assets	4,524,237	1,489,787

Property and Equipment, net	101,393	–

Other Assets
Investments	–	276,956
Intangible assets	538,000	–
Other assets, net	480,406	14,720
	1,018,406	291,676

TOTAL ASSETS	$5,644,036	$1,781,463

Continued on next page

See accompanying notes to the consolidated financial statements

SCRIPSAMERICA, INC.

Consolidated Balance Sheets

(continued)

	December 31,	December 31,
	2014	2013
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current Liabilities
Line of credit	$–	$99,222
Accounts receivable line of credit	377,056	–
Accounts payable and accrued expenses	4,873,166	226,570
Reserve for charge backs	1,302,441	–
Purchase order financing - related party	–	1,037,494
Royalty payable	26,827	–
Royalty payable - related party	5,520	5,302
Stock to be issued	40,195	273,947
Current portion of long-term debt - related party	134,024	122,529
Current portion of convertible notes payable, net of discounts of $0, and $259,396, respectively	–	289,839
Derivative liabilities	–	1,133,393

Total Current Liabilities	6,759,229	3,188,296

Non-Current Liabilities
Preferred stock dividends payable	271,180	187,740
Note payable	200,000	–
Note payable - related party	100,000	–
Convertible notes payable - related parties	112,669	120,738
Convertible notes payable, less current portion, net of discounts of $0 and $168,273 respectively	559,852	628,795
Finance fee payable	25,000	–
Long-term debt, less current portion - related party	96,262	230,287
Total Non-Current Liabilities	1,364,963	1,167,560

Total Liabilities	8,124,192	4,355,856

Commitments and Contingencies

Series A convertible preferred stock - $0.001 par value; 10,000,000 shares authorized, 2,990,252 shares issued and outstanding (aggregate liquidation preference of $1,314,180 at December 31, 2014)	1,043,000	1,043,000

Stockholders' Deficit
Common stock - $0.001 par value; 250,000,000 and 150,000,000 shares authorized as of December 31, 2014 and 2013, respectively; 136,937,253 and 91,792,839 shares issued and outstanding as of December 31, 2014 and 2013, respectively	136,937	91,794
Additional paid-in capital	15,040,696	10,046,457
Accumulated deficit	(18,423,564)	(13,609,078)
	.	.
Total ScripsAmerica, Inc. Stockholders' Deficit	(3,245,931)	(3,470,827)

Noncontrolling interest	(277,225)	(146,566)

Total Stockholders' Deficit	(3,523,156)	(3,617,393)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$5,644,036	$1,781,463

See accompanying notes to the consolidated financial statements

SCRIPSAMERICA, INC.

Consolidated Statements of Operations

	For the years ended
	December 31,	December 31,
	2014	2013
Net revenues
Product revenues, net	$30,093,692	$152,650
Revenues net, from contract packager	401,618	333,638
Commission fees	359,346	69,902
Total net revenues	30,854,656	556,190

Cost of goods sold
Product	2,764,568	210,540
Royalty expense	492,999	285,547
	3,257,567	496,087
Gross profit	27,597,089	60,103

Selling	27,525,466	259,111
General and administrative expenses	2,453,970	2,173,429
Selling, general and administrative expenses share-based compensation issued for services	1,751,481	3,791,909
Allowance for and (recoveries of) receivable - contract packager	(326,524)	1,129,368

Total operating expenses	31,404,393	7,353,817

Loss from operations	(3,807,304)	(7,293,714)

Other income (expenses), net
Interest expense	(311,179)	(332,947)
Financing costs	(325,175)	(971,840)
Loss from derivatives issued with debt greater than carrying value	–	(1,179,737)
Change in fair value of derivative liabilities	(65,493)	(1,288,623)
Amortization of debt discount	(134,896)	(785,170)
Gain on extinguishment of debt	173,535	636,670
Write-off WholesaleRx investment	(278,265)	–
Income from equity investment	1,309	1,956
	(940,164)	(3,919,691)

Loss before provision for income taxes	(4,747,468)	(11,213,405)

Provision for income taxes	–	–

Net loss	(4,747,468)	(11,213,405)

Net loss attributable to noncontrolling interest	(16,422)	(18,309)

Net loss attributable to ScripsAmerica, Inc.	(4,731,046)	(11,195,096)

Preferred stock dividend	(83,440)	(83,440)

Net loss attributable to common stockholders	$(4,814,486)	$(11,278,536)

Net loss per common share
Basic	$(0.04)	$(0.17)
Diluted	$(0.04)	$(0.17)

Weighted average number of common shares outstanding
Basic	127,411,084	68,119,715
Diluted	127,411,084	68,119,715

See accompanying notes to the consolidated financial statements

SCRIPSAMERICA, INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Deficit

For the years ended December 31, 2014, and 2013

	Series A Convertible				Additional		Stockholders' Deficit of		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Scripsamerica	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interest	Deficit
Balance - January 1, 2013	2,990,252	$1,043,000	56,404,972	$56,405	$1,090,772	$(2,330,542)	$(1,183,365)	$–	$(1,183,365)

Common stock issued for cash			4,854,952	4,855	526,253	–	531,108	–	531,108
Common stock issued for services - Directors			136,000	136	35,064	–	35,200	–	35,200
Common stock issued for conversion of convertible notes payable			11,456,639	11,457	2,765,834	–	2,777,291	–	2,777,291
Common stock issued for services - non employees			9,177,027	9,177	3,377,935	–	3,387,112	–	3,387,112
Common stock issued for debt and payables			8,690,000	8,690	1,294,810	–	1,303,500	–	1,303,500
Common stock issued for royalty payments			1,339,616	1,340	345,463	–	346,803	–	346,803
Common stock retired for services previously provided			(600,000)	(600)	(75,900)	–	(76,500)	–	(76,500)
Common stock issued for warrants in a cashless conversion			333,633	334	(334)	–	–	–	–
Dividends for convertible preferred stock			–	–	–	(83,440)	(83,440)	–	(83,440)
Common stock options issued for services - Directors			–	–	246,731	–	246,731	–	246,731
Common stock options issued for services			–	–	439,829	–	439,829	–	439,829
Noncontrolling interest beginning balance			–	–	–	–	–	(8,607)	(8,607)
Distribution to noncontrolling interest			–	–	–	–	–	(119,650)	(119,650)
Net loss			–	–	–	(11,195,096)	(11,195,096)	(18,309)	(11,213,405)
Balance - December 31, 2013	2,990,252	1,043,000	91,792,839	91,794	10,046,457	(13,609,078)	(3,470,827)	(146,566)	(3,617,393)

Common stock issued for cash			27,299,202	27,299	1,522,320	–	1,549,619	–	1,549,619
Common stock issued for services - Directors			128,000	128	13,512	–	13,640	–	13,640
Common stock issued for conversion of convertible notes payable			9,009,937	9,010	1,240,277	–	1,249,287	–	1,249,287
Common stock issued for services - employees			74,000	74	6,946	–	7,020		7,020
Common stock issued for services - non employees			4,764,312	4,764	562,560	–	567,324	–	567,324
Common stock issued for royalty payments			1,241,133	1,241	138,352	–	139,593	–	139,593
Common stock issued for debt financing costs			1,740,550	1,740	222,281	–	224,021	–	224,021
Common stock issued in settlement agreement for cash			887,280	887	124,494	–	125,381	–	125,381
Dividends for convertible preferred stock			–	–	–	(83,440)	(83,440)	–	(83,440)
Common stock options issued for services - Directors			–		97,521	–	97,521	–	97,521
Common stock options issued for services - employees			–	–	513,658	–	513,658	–	513,658
Common stock warrants issued for settlement agreement			–	–	552,318	–	552,318	–	552,318
Distribution to noncontrolling interest			–	–	–	–	–	(114,237)	(114,237)
Net loss			–	–	–	(4,731,046)	(4,731,046)	(16,422)	(4,747,468)
Balance - December 31, 2014	2,990,252	$1,043,000	136,937,253	$136,937	$15,040,696	$(18,423,564)	$(3,245,931)	$(277,225)	$(3,523,156)

See accompanying notes to the consolidated financial statements

SCRIPSAMERICA, INC.

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(4,747,468)	$(11,213,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from equity method investee	(1,309)	(1,956)
Amortization of discount on convertible notes payable	134,896	785,170
Loss from derivatives issued with debt	–	1,179,737
Depreciation expense	9,750	–
Amortization of licenses	12,000	–
Amortization of financing fees	24,829	263,973
Common stock issued for services	587,984	3,191,812
Common stock issued for payment of royalty fees	139,593	346,803
Common stock issued for financing fees	13,999	761,818
Options issued for services - employees	513,658	439,829
Options issued for services - directors	97,521	246,731
Warrants issued for settlement agreement	552,318	–
Change in fair value of derivative liabilities	65,493	1,288,623
(Recovery of) reserve on receivable - contract packager	(326,524)	1,385,000
Recovery of bad debt	–	(81,632)
Gain on extinguishment of debt	(173,535)	(636,670)
Allowance for chargebacks	1,302,441	(11,399)
Loss for property and equipment disposal	–	69,650
Loss for write-off of investment in WholesaleRx	278,265	–
Changes in operating assets and liabilities:
Accounts receivable - trade	(3,128,951)	253,485
Receivable - related party commissions	24,223	24,222
Receivables - Contract packager and commissions	1,301,475	(667,336)
Prepaid expenses and other assets	62,592	143,134
Inventories	(735,763)	–
Accounts payable and other liabilities	4,690,141	428,157
Cash provided by (used in) operating activities	697,628	(1,804,254)

Cash flows from investing activities
Acquisition of businesses	(250,000)	(150,000)
Purchase of property and equipment	(111,143)	–
Cash used in investing activities	(361,143)	(150,000)

(continued on next page)

See accompanying notes to the consolidated financial statements

SCRIPSAMERICA, INC.

Consolidated Statements of Cash Flows

(continued)

	For the years ended December 31,
	2014	2013
Cash flows from financing activities
Payments under bank line of credit, net	(99,222)	59,164
Payments under accounts receivable line of credit, net	(274,405)	–
Proceeds from issuance of common stock	1,675,000	531,108
Proceeds from stock to be issued	40,195	50,925
Proceeds from term loan	92,000	–
Payments on term loan	(100,000)	–
Proceeds from convertible notes payable	127,906	1,579,867
Payments on convertible notes payable - related party	(13,332)	(9,262)
Proceeds from convertible note payable - related party	5,263	–
Proceeds from notes payable from stockholder	450,000	–
Payments on notes payable from stockholder	(184,676)	–
Proceeds from notes payable - related party	175,000	–
Payments on note payable - related party	(122,530)	–
(Payments for) proceeds from PO financing from related party, net	(1,037,494)	437,964
Payments to factor, net	–	(141,725)
Payments on convertible notes payable	(452,096)	(288,336)
Payments on note payable - related party	(36,935)	(112,021)
Payments to member of noncontrolling interest	(114,237)	(119,650)
Payments for financing costs	(60,000)	–
Cash provided by financing activities	70,437	1,988,034

Net increase in cash	406,922	33,780

Cash - Beginning of Year	47,293	13,513

Cash - End of Year	$454,215	$47,293

Supplemental disclosures of cash flow Information
Cash Paid:
Interest	$225,332	$192,732
Noncash financing and investing activities:
Accrued preferred stock dividend payable	$83,440	$83,440
Notes payable issued for purchase of Main Ave Pharmacy	$300,000	$–
Conversion of notes payable for common stock	$–	$979,554
Stock issued for inventory advance	$–	$275,010
Payments on notes payable and accrued interest from stockholder and related party from initial draw down on accounts receivable line of credit	$454,366	$–
Payments on finance fees from initial draw down accounts receivable line of credit	$197,095	$–
Issuance of common stock for amounts in stock to be issued	$210,022	$–
Financing fees included in accounts payable and other liabilities	$50,000	$–

See accompanying notes to the consolidated financial statements

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

1 – ORGANIZATION AND BUSINESS

ScripsAmerica, Inc, (“us”, “we”, “our” or the “Company”) was incorporated in the State of Delaware on May 12, 2008, and in 2014 had one wholly owned subsidiary, Main Avenue Pharmacy Inc. (“Main Avenue”) a Delaware Corporation. We also own 90% of PIMD International LLC. (“PIMD”), a Florida Limited Liability Company. We also included activity from Implex Corporation (“Implex”), which was owned by our legal counsel, a related party, for the first three fiscal quarters of 2014 until we acquired 100% ownership of Main Avenue from Implex. The accompanying consolidated financial statements reflect our financial information and that of Main Avenue and PIMD.

On January 29, 2014, Implex entered into a stock purchase agreement to acquire Main Avenue. Since we exercised significant influence over the operations of Main Avenue through our related party relationship with Implex, and we were the primary beneficiary of the agreement, our consolidated financial statements included the operations of Main Avenue and Implex prior to October 2014. In October 2014, Implex’s ownership interest in Main Avenue was transferred to us, as such, we own 100% of the assets and outstanding common stock of Main Avenue.

In December 2014, we acquired a 90% interest in PIMD. Prior to acquiring a 90% interest in PIMD, PIMD was consolidated as it was considered a variable interest entity (“VIE”).

Since our inception in 2008, our business model has evolved significantly. Through March 2013, and to a lesser extent into early 2014, we primarily provided pharmaceutical distribution services to end users across the health care industry through major pharmaceutical distributors in North America.  In 2013, the majority of our revenue came from orders facilitated by McKesson Corporation (“McKesson”). However, we had no exclusive contract with McKesson or other pharmaceutical distributors and our margins became compressed. As a result, we stopped providing pharmaceutical distribution services. In February 2014, we commenced the sale and compounding of non-sterile topical and transdermal pain creams through the acquisition of Main Avenue and fulfillment services to the independent pharmacy distribution business.

During 2014, we also entered into various supply agreements with independent pharmacies, which we service through PIMD, and we entered into agreements with third parties pursuant to which we receive a percentage of the gross profit on sales of pharmaceutical products.

2 – LIQUIDITY AND BUSINESS RISKS

As of December 31, 2014, we had approximately $454,000 in cash, approximately $4,500,000 in current assets and approximately $6,800,000 in current liabilities for a negative working capital of approximately $2,300,000. For the year ended December 31, 2014, we incurred a loss of approximately $3,800,000 from operations and our net loss for the year was approximately $4,700,000. As of December 31, 2014, our accumulated deficit was approximately $18,400,000. Management believes that after taking into consideration our projections for 2015 and 2016, that our cash flows from operations will be sufficient to support the working capital requirements, debt service requirements, and operating expenses for the next twelve months.

3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.        Principles of Consolidation - The consolidated financial statements include our accounts, our wholly-owned subsidiary, Main Avenue, our 90% owned subsidiary, PIMD, and Implex for the first three fiscal quarters of 2014 as it was considered to be a VIE. All inter-company accounts and transactions have been eliminated in consolidation. For investments which are considered to be a VIE, we would be considered the primary beneficiary of the VIE if both of the following characteristics are present: (a) we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) we have the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. Investments in entities in which we do not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method. For those consolidated entities where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Our equity investment is classified in Investments on the consolidated balance sheet at December 31, 2013.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

b.        Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues, and expenses during the reporting period. Significant estimates made by management are, among others, allowance for doubtful receivables and contractual adjustments, realizability of inventories, valuation of deferred taxes and intangible assets, recoverability of long-lived assets and indefinite lived intangible assets, reserve for chargebacks, valuation of debt instruments and derivative liabilities, and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

c.        Revenue Recognition -

Product Revenues – Specialty Pharmacy – Our specialty pharmacy revenue is not recognized until the patient receives the filled prescription. Typically, we prepare and fill a prescription that has been approved by an insurance provider, ship the filled prescription to the patient, and upon confirmation of receipt of the prescription by the patient, we recognize revenue. Any prescription in which the patient has not received product, but we may have been reimbursed by the insurance provider, is recorded as deferred revenue or accounts receivable reserved, for future deductions. Occasionally, a patient may return the product or the product was not deliverable, in such cases the revenue related to the prescription is reversed. If we received payment from a third-party payor for undelivered product, we record an allowance for deductions to be applied to future reimbursements due from the third-party payors. As of December 31, 2014 and 2013, we had no deferred revenue, but we did have an allowance for future deductions of $589,415 reserved against accounts receivable at December 31, 2014.

Due to the nature of the industry and the reimbursement environment in which we operate, certain estimates are required in order to record net revenues and accounts receivable at their net realizable values. Inherent in these estimates is the risk that they may have to be revised or updated as additional information becomes available. It is possible that management’s estimates could change, which could have an impact on operations and cash flows. Specifically, the complexity of many billing arrangements and the uncertainty of reimbursement amounts for certain services from certain third-party payors may result in adjustments to amounts originally recorded.

As of December 31, 2014, $1,302,441 has been recorded as a reserve for third-party payors deductions and chargebacks. We believe we have adequate allowances for contractual adjustments relating to all known third-party payors disputes. However, no assurance can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Product Revenues – Pharmaceutical Distribution Services

Product revenue associated with our pharmaceutical distribution services is recognized when the product is shipped from a contract packager to our customers’ warehouses, and is adjusted for anticipated chargebacks. The sales revenue is reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

Revenues from Contract Packager

We recognize revenue from our contract packager on a net basis according to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our consolidated statements of operations. These sales transactions relate to a contract that a contract packager has obtained with a government agency. The revenue is reported in a separate line in the consolidated statements of operations as “Revenues net, from contract packager”, and the gross sales are reduced by the cost of sales fees from Marlex Pharmaceuticals, Inc. (“Marlex Pharmaceuticals”), our contract packager.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Commission Fees

Commission fees are recognized when earned on shipments of generic pharmaceutical products by WholesaleRx, LLC (“WholesaleRx”), which is licensed by the Drug Enforcement Agency and sixteen states to store and distribute controlled substances. Under the terms of our amended agreement with WholesaleRx, we earn a 14% commission fee on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies. Prior to November 1, 2013 amended agreement, we would receive 12.5% on the gross profits. (See Note 8 below for details on WholesaleRx).

We also earn commission fees with various other pharmacies for shipments on generic pharmaceutical products in which we broker the costs from various supplies. Under this agreement we earned an agreed commission fee from the pharmacies.

d.       Research and Development – Expenditures for research and development associated with contract research and development provided by third parties are expensed, as incurred. We had no charges for research and development expenses for the years ended December 31, 2014 and 2013.

e.        Accounts Receivable Trade, Net - Accounts receivable are stated at an estimated net realizable value. These receivables are primarily from our pharmacy business and represent amounts due from insurance companies, through various third-party payor networks. Payments are usually received within 30 days of the product being shipped. Occasionally a patient may return the product or the product was not deliverable, in such cases the receivable is reversed. The timing of these adjustments may carry over from one month to the next month and we may have received payment before the third-party payor’s system recognizes changes in the billing status. If this occurs, we record an allowance for deductions to be applied to future reimbursements due form the third-party payor. As of December 31, 2014, we had no deferred revenue, but we did have an allowance for future deductions of $589,415 reserved against accounts receivable.

In addition to the allowance for future deductions, we examine other receivables and will record an allowance for doubtful receivables if deemed necessary. As of December 31, 2014 and 2013, no allowance for doubtful receivables was deemed necessary.

In 2013, accounts receivable trade are stated at estimated net realizable value net of the sales allowance due to chargebacks. The chargeback reserve at December 31, 2013 was zero because we did not have any receivable associated with McKesson and we no longer sell product to McKesson. Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts and historical collection information. Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

f.        Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful lives of the assets of three to seven years. Maintenance costs that do not significantly extend the useful lives of the respective assets and repair costs are charged to operating expense as incurred.

g.        Intangible Assets - We amortize the cost of intangibles over their useful lives unless such lives are deemed indefinite. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value if required.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

h.        Long-Lived Assets - We review the carrying values of property and equipment and long-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. Such events or circumstances include the following:

•	significant declines in an asset’s market price;
•	significant deterioration in an asset’s physical condition;
•	significant changes in the nature or extent of an asset’s use or operation;
•	significant adverse changes in the business climate that could impact an asset’s value, including adverse actions or assessments by regulators;

•	accumulation of costs significantly in excess of original expectations related to the acquisition or construction of an asset;
•	current-period operating or cash flow losses combined with a history of such losses or a forecast that demonstrates continuing losses associated with an asset’s use; and
•	expectations that it is more likely than not that an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of, and projected value to be derived from, the eventual disposal of the assets to be held and used. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying value. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods.

i.        Receivable - Contract Packager – We had receivables from Marlex Pharmaceuticals in the amount of $0 and $1,088,598 at December 31, 2014 and 2013, respectively. This receivable consists of revenue earned for U.S. government sales and monthly payments due from the settlement agreement entered into on September 6, 2013. Under this agreement, we recovered $408,150 of receivables, of which $326,524 was received in 2014.

j.        Receivable - Related Party Commissions– We earn commissions on shipments of generic pharmaceutical products from WholesaleRx, a pharmaceutical aggregator. The receivable consists of purchase order (“PO”) financing and revenue earned for the commission sales agreement entered into on November 1, 2013, as subsequently amended by oral agreements. In August 2014, WholesaleRx stopped providing the necessary information for recording the commission fees and also stopped making payments on the outstanding receivables. In September 2014, we filed legal action to recover amounts due from WholesaleRx (see Note 8 below for details).

k.        Inventories - Inventories represent purchased finished products at PIMD’s inventory location and at a third party location. Raw materials represent the cost of purchased materials used to make our compounded prescription products at Main Avenue’s location. Both finished products and raw material costs are stated at the lower of cost or market determined by the first in, first out method.

l.        Deferred Financing Costs– Costs incurred to issue debt are deferred and included in other assets, net, in the accompanying consolidated balance sheet. The Company amortizes deferred financing costs over the expected term of the related debt using straight-line method which approximates the effective interest method.

m.        Customer, Product, and Supplier Concentrations - In fiscal year 2014, we sourced product from various suppliers. Loss of a single source would only cause minor delays in our ability to fill orders. For the first four months of 2013 we sold our products directly to a wholesale drug distributor who, in turn, supplied products to pharmacies, hospitals, governmental agencies, and physicians. In May 2013, we discontinued this program and in 2013 the Company used one contract packager exclusively for all of its warehouse, customer service, distribution, and labeling services for this wholesale drug distributor program. In 2014, warehouse, customer service, distribution and labeling services are done at the Main Avenue and PIMD locations.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

n.        Income Taxes – We provide for income taxes using the asset and liability based approach for reporting income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized. We had a full valuation allowance of approximately $3,386,200 and $2,015,200 against tax assets as of December 31, 2014 and 2013, respectively.

We also comply with the provisions of ASC 740 which prescribes a recognition threshold and measurement process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. We classify any assessment for interest and/or penalties as the other expenses in the consolidated financial statements, if applicable. There were no uncertain tax positions at December 31, 2014 and 2013.

o.        Derivative Financial Instruments – Derivative financial instruments consist of financial instruments or other contracts that contain a notional amount and one or more underlying values (e.g. interest rate, security price or other variable) that require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are, initially, and subsequently, measured at fair value and recorded as liabilities or assets. We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into various types of financing arrangements to fund our business capital requirements, including convertible debt and other financial instruments. These contracts require evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants), whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, we are required to initially and subsequently measure such instruments at fair value.

Derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which historically has a high volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

p.        Fair Value Measurements - We follow the provision of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date) and provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

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

The carrying values of receivables, inventories, accounts payable and accrued expenses, royalty payable, and short-term debt approximate their fair values due to their short-term maturities. Management believes the carrying values of our lines of credit and long-term debt approximates fair value due to the borrowing rates currently available to us for loans with similar terms. See Note 15 for the fair value of derivative liabilities.

q.        Advertising Expenses - We expense advertising costs as incurred. We incurred advertising expenses of $29,018 and $371,786 for the years ended December 31, 2014 and 2013, respectively.

r.        Shipping and Handling Costs – We expense all shipping and handling costs as incurred. These costs are included in the cost of goods sold on the accompanying consolidated financial statements.

s.        Cash – Concentration - We maintain cash at financial institutions and, at times, balances may exceed the federally insured limit of $250,000 per financial institution. We have never experienced any losses related to these balances. Restricted cash was setup per the accounts receivable line of credit agreement. A lockbox arrangement was setup whereby all receipts from Main Avenue receivables are swept daily to reduce the line of credit borrowings. The restricted funds in this account totaling $275,525 is recorded as a reduction in the outstanding accounts receivable line of credit balance as of December 31, 2014.

t.        Stock-Based Compensation - Compensation expense is recognized for the fair value of all share-based payments issued to employees and consultants. During the years ended December 31, 2014 and 2013, we issued 6,430,000 and 5,015,000 employee and directors stock options, respectively, that required calculating the fair value using a pricing model such as the Black-Scholes pricing model. See Note 17 for the fair value of these employee and directors stock options.

For non-employees, stock grants issued for services are valued at either the invoiced or contracted value of services rendered, or the fair value of stock at the date the agreement is reached, whichever is more readily determinable. For stock options and warrants granted to non-employees, the fair value at the grant date is used to value the expense. If the options or warrants are for future services, they are revalued at each reporting period unless there is a significant disincentive for non-performance. In calculating the estimated fair value of our stock options and warrants, we used a Black-Scholes pricing model which requires the consideration of the following variables for purposes of estimating fair value:

•	the stock option or warrant exercise price;
•	the expected term of the option or warrant;
•	the grant date fair value of our common shares, which is issuable upon exercise of the option or warrant;
•	the expected volatility of our common shares;
•	expected dividends on our common shares (although we do not anticipate paying dividends in the foreseeable future);
•	the risk free interest rate for the expected option or warrant term; and
•	the expected forfeiture rate.

u.        Cost of Goods Sold – In fiscal year 2014, cost of goods sold consists of: (a) purchase finished products which we purchased from various suppliers, which costs include the purchase price of the product plus shipping and handling; and (b) costs of manufacturing prescription pain creams which are produced at our Main Avenue Pharmacy and is based on individual Rx prescriptions. The costs of prescription creams include the cost of raw materials (some Rxs may include eight active pharmaceutical ingredients), labor to mix and prepare the prescription, shipping and handling costs.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

For the first half of fiscal year 2013, the Company purchased all of its products from one supplier, Marlex Pharmaceuticals Inc., a related party, at various contracted prices. Raw materials were re-packaged by Marlex. Upon shipment of product, the Company was charged the contracted price for services provided to ship the product. Cost of goods consisted of raw material costs, re-packaging costs and shipping and handling. The Company financed the purchase of inventory based on confirmed purchase orders via a revolving finance agreement, provided by a related party. Beginning in August 2013, we added a second source for supplying our pharmaceutical product needs. These purchases are also financed based on confirmed purchase orders via a revolving finance agreement, provided by a related party.

v.        Selling Expenses – Selling costs are for sales commissions to outside sales forces. Additionally, we include special billing services provided by a third party in our selling expenses.

w.        Noncontrolling Interest - We recognize noncontrolling interest as equity in the consolidated financial statements separate from the parent company’s equity (deficit).  Noncontrolling interest results from a partner in PIMD owning 10% and 100% of PIMD as of December 31, 2014 and 2013, respectively. As discussed in Note 9, prior to December 1, 2014, PIMD was considered a VIE, in which we consolidated the assets, liabilities and operations of PIMD. The amount of net income (loss) attributable to noncontrolling interests is included in consolidated net income (loss) on the consolidated statements of operations.  For the years ended December 31, 2014 and 2013, the noncontrolling interests’ share of net loss totaled $16,422 and $18,309, respectively. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest member.

x.        Earnings (Loss) Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A Convertible Preferred Shares. Common stock equivalents are not included in the computation of diluted earnings per share when we report a loss because to do so would be anti-dilutive. For details on number of common stock equivalents, see Note 18 below.

y.        Recent Accounting Pronouncements – In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-05, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of the ASU 2014-15 to have a material effect on our consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating which transition method it will adopt and the expected impact of the updated guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs . This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. In August 2015, ASU 2015-15 was issued to address ASU 2015-03 as it relates to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is evaluating the impact of adoption of this guidance on its consolidated financial statements.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

z.        Reclassifications - Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the 2014 consolidated financial statements presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

4 – INVENTORIES

Inventories consist of the following:

	December 31, 2014	December 31, 2013
Finished product at PIMD, net discounts	$191,908	$–
Raw material at Main Avenue Pharmacy	543,855	–
Total Inventory	$735,763	$–

No inventory reserves or lower of cost or market adjustments are considered necessary as of December 31, 2014.

5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2014		December 31, 2013
Prepayment for product to be manufactured	$–	(a)	$275,000
Prepaid insurance	46,271		25,400
Deferred financing costs, net	17,075		27,575
Prepaid royalty	28,315		–
Prepaid other	–		1,698
Total prepaid expenses and other current assets	$91,661		$329,673

(a)	Funds provided for production of RapiMed® tablets by third party manufacturer. The production was completed and the tablets totaling $275,000 were reclassified as inventory in June 2014, but in December 2014, the tablets were deemed unsaleable and $114,480 was expensed to cost of goods sold in the consolidated statement of operations. The balance of $160,520 is due from the third party manufacturer and has been reclassified to other assets due to expected return of funds being more than twelve months.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

6 - PROPERTY AND EQUIPMENT, Net

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013
Machinery and equipment	$103,415	$1,975
Furniture and fixtures	9,703	–
Software	5,909	5,909
	119,027	7,884
Less: accumulated depreciation	(17,634)	(7,884)
	$101,393	$–

Depreciation expense for the year ended December 31, 2014, was $9,750 and prior to 2014, the assets were fully depreciated.

7 – RECEIVABLES – RELATED PARTIES

We recognized commission fees from WholesaleRx, when earned on shipments of generic pharmaceutical products. The receivable consists of PO financing and revenue earned pursuant to a commission sales agreement entered into on November 1, 2013. The balance as of December 31, 2014 is $97,047 which was deemed uncollectable and as such, was fully reserved at December 31, 2014. The balance at December 31, 2013 is $24,223. No reserve for uncollectability was deemed.

As of December 31, 2014 and 2013, the outstanding receivable balance for receivable – contract packager is $0 and $1,088,598, respectively, which consists of a receivable for purchase order financing, revenue earned on U.S. government sales and monthly payments. See Note 21 for details on purchase order financing.

8 – INVESTMENTS IN WHOLESALERX

As of December 31, 2014, we held a 14% non-controlling ownership interest in WholesaleRx. WholesaleRx orders the goods from the manufacturers and has them shipped to its warehouse facility. WholesaleRx then ships the goods to the pharmacies in the bottles as received by the manufacturer. Upon receiving orders from the pharmacies, goods are sent to the purchaser COD which eliminates any accounts receivable realization issues. Prior to November 1, 2013, we operated under an oral agreement with WholesaleRx pursuant to which we secured third party financing to fund WholesaleRx’s purchase orders. Under the oral agreement, we would receive 12.5% of WholesaleRx’s “gross profit” for the prior month (gross profit would consist of (i) sales to all customers minus (ii) cost of goods sold, freight in (to WholesaleRx), credits and allowances).

Under the terms of the November 1, 2013 agreement, we agreed to make an equity investment of $400,000 for 12,000 shares, representing 20% ownership interest in WholesaleRx. Additionally, we agreed to provide purchase order financing. WholesaleRx is obligated to pay us 14% of the gross profit of the prior calendar month, on or before the 15th calendar day of each month. Under the terms of the agreement, late payments accrue interest at the rate of 18% per annum until paid. The subscription amount was to be paid in three installments, $150,000 upon execution of the agreement, $125,000 on December 31, 2013 which was paid in January 2014 and $125,000 on February 15, 2014, which was not paid due to the November 11, 2013 amendment.

In August 2014, WholesaleRx stopped making payments and failed to provide the required financial information for calculation of the 14% fee owed to us. Accordingly, on October 8, 2014, we filed an action for the unpaid amounts owed to us. At the same time, we joined with a 40% shareholder of WholesaleRx, giving them a 54% voting interest. We jointly filed a derivative action in Tennessee seeking the return to WholesaleRx the funds alleged to have been improperly withdrawn by a member of its management, who is also its 40% shareholder. On November 10, 2014, we and the other 40% shareholder approved the removal of WholesaleRx’s Board of Directors and management. On November 10, 2014, WholesaleRx’s controlling stockholders elected new management.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The investment was originally accounted for under the equity method because we expected the investment to exceed 20%. Our initial investment of $275,000 was increased for the equity in earnings of our 14% interest from the date of initial investment to March 31, 2014, to a total of $278,265. It was originally anticipated that the investment would be 20% or possibly greater so we had recorded the investment using the equity method but circumstances have changed. As of December 31, 2014, we had no access to WholesaleRx’s records and have taken legal action in 2015 and as such, we determined the value of this investment to be $0. Our investment of $275,000 plus recorded income of $3,265 was expensed to other expense in the consolidated statement of operations during the year ended December 31, 2014.

In November 2015, WholesaleRx’s management proposed a settlement to payoff the receivable balance of $143,569, which was written off in 2014, and a tentative agreement obligates WholesaleRx to pay us $6,000 monthly until the receivable amount is paid. To date, we have received an aggregate of $12,000.

9 – P.I.M.D. INTERNATIONAL, LLC

P.I.M.D. International, LLC (“PIMD”), is a Florida Limited Liability Company and was previously considered a VIE. Our determination that PIMD was a VIE was based on the fact that PIMD’s equity at risk is insufficient to finance its activities. We would be considered the primary beneficiary of the VIE as we have both: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. We received a majority of PIMD’s expected profits and losses. We also planned to provide financing for PIMD’s inventory purchases through related parties.

PIMD’s assets, liabilities and revenues have been included in the accompanying consolidated financial statements. During 2014, the non-controlling interest in PIMD made a distribution of $114,237, and in 2013 made a distribution of $119,650 to the shareholders of PIMD. For the years ended December 31, 2014 and 2013, we recorded losses of $16,422 and $18,309 in the consolidated statements of operations resulting in a cumulative loss of $34,731 and $18,309, respectively. The total equity attributed to the non-controlling interest is a deficit of $277,225 and $146,566 as of December 31, 2014 and 2013, respectively.

During December, 2013, we revised an October 2013 purchase agreement to acquire 90% of the Membership Units in PIMD. The purchase of the Membership Units in PIMD was subject to certain conditions precedent, of which the most important was that we obtain the necessary licenses from the State of Florida (and from the DEA) for the ownership of a drug distribution company like PIMD. However, we determined that securing the licenses would require substantially more time than anticipated. Consequently, in order to preserve the business opportunity and the cancelled agreement, the funds we previously advanced to PIMD, were converted to a loan and we entered into a Sourcing and Marketing Agreement with PMID. Implex Corporation (“Implex”), owned by our legal counsel, Richard C. Fox, a related party, and our shareholder, agreed to assist us with procuring required licenses.

In April 2014, PIMD received a license from the DEA to receive, store and ship Schedule 3 through Schedule 5 formulary pharmaceuticals. PIMD is currently licensed in sixteen states and will continue to apply for additional state licenses throughout the US.

On December 1, 2014, we exercised our option with PIMD and Implex to complete the acquisition of 90% of PIMD. Implex, a related party, borrowed $272,000 from us and it has re-loaned the funds to PIMD. Our loan to Implex and Implex’s loan to PIMD were both for a five year period. As of December 31, 2014, the loan has since been reclassified into equity and is eliminated in consolidation of our financial statements.

10 – BUSINESS COMBINATION AND INTANGIBLE ASSETS

On January 29, 2014, Implex entered into a stock purchase agreement to acquire Main Avenue for $550,000. The purchase price was paid in installments and paid in full as of June 30, 2014. Since we exercised significant influence over the operations of Main Avenue through our related party relationship with Implex, and we were the primary beneficiary of the agreement, our consolidated financial activities prior to October 2014 included those of Main Avenue and Implex. In October 2014, Implex’s ownership interest in Main Avenue was transferred to us for no additional consideration as we previously reflected 100% of the purchase price through VIE consolidation. As such, we own 100% of the assets and outstanding common stock of Main Avenue.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Under the purchase agreement, Implex acquired the workforce (three employees) and the applicable state pharmacy licenses but did not purchase Main Avenue’s cash, receivables or any existing customer lists. The purchase excluded liabilities prior to January 29, 2014. The total purchase price of $550,000 was allocated to Main Avenue’s identifiable intangible assets based on the estimated fair value as of January 29, 2014. This valuation determined that there were two intangible assets acquired, which were the licenses with an estimated value of $12,000 and a one year life and licenses that have indefinite lives. As a result, $538,000 was allocated to indefinite-lived intangible assets. We amortized the intangible assets for the licenses beginning in March 2014 and have recorded an amortization expense of $12,000 as of December 31, 2014. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment or when events or circumstances indicate change in fair value.

We paid the purchase price of $550,000 as follows: The initial installment payment of $475,000 was made with a $175,000 payment from us on Implex’s behalf, $300,000 in borrowings obtained by Implex, $250,000 from a current stockholder and $50,000 from a related party (see Note 14 for details). A $60,000 installment payment was made in April 2014 and the final payment was made in June 2014. Main Avenue was a dormant business and had no significant sales prior to the acquisition in 2014, and was acquired for its pharmacist and other licenses. Since we had a significant controlling interest and were a related party who was the primary beneficiary, we consolidated the financial activities of Main Avenue from the date of the Main Avenue acquisition.

Our consolidated financial statements for the year ended December 31, 2014 include the results of Main Avenue since the date of the stock purchase agreement between Implex and Main Avenue. The entire product revenue and product cost of goods sold in the statement of operations is related to Main Avenue. Because Main Avenue did not have significant operations in 2013 and because the 2014 operations prior to the acquisition on January 29, 2014, were not material, presentation of proforma financial information for 2013 and 2014 is not deemed necessary. The acquisition of Main Avenue was not individually significant and we did not incur material acquisition expenses related to the acquisition of Main Avenue.

On February 20, 2014, Implex and Main Avenue pharmacy, the specialty pharmacy being acquired by Implex, entered into a Business Management Agreement with ScripsAmerica, effective as of February 7, 2014. Under this agreement, Implex engaged the Company to manage the day to day business operations of Main Avenue. The Company’s day to day management responsibilities included financial management but excluded any matters related to licensing and those responsibilities which require Federal or state licensure (“Licensing Matters”). Implex was responsible for managing Licensing Matters. The Company also provided funding (as a loan or advance), to the extent not covered by the funds of the pharmacy, to pay all costs and expenses incurred in the operation of Main Avenue.

The original agreement dated February 20, 2014 was amended so that for its management services provided by the amended Business Management Agreement, effective April 1, 2014, ScripsAmerica would receive 100% of the profits and losses of Main Avenue as defined by GAAP for profits and losses and since ScripsAmerica exercised significant control over Main Avenue and Implex, management consolidated the accounts and activities of Implex and Main Avenue from January 29, 2014.

11 – FOREIGN SALES CONSORTIUM (FORMERLY REFERRED TO AS JOINT VENTURES AGREEMENT)

In January 2014, we formed Forbes Investments, Ltd. (“Forbes Investments”) and Sterling, LLC (“Sterling”) to market, supply and distribute RapiMed® in foreign markets. Global Pharma, a related party, was chosen to be the distributor. The initial market is to be in Hong Kong, China. The ownership of Global Pharma is as follows: (a) we own 37%, (b) Forbes Investments owns 37% and (c) Sterling owns 26%. Forbes Investments is based in Shenzhen, China.

In January 2014, we entered into an exclusive license and marketing agreement whereby Global Pharma became the exclusive distributor of RapiMed® in the United States. Additionally, Global Pharma was granted the use of our registered trade mark “MELTS IN YOUR CHILD'S MOUTH” worldwide. Other than in the U.S., Global Pharma was required to meet minimum sales quotas terms as follows:

1. $500,000 in purchase orders during first 12 months of License Agreement;

2. $1,400,000 in purchase orders during second 12 months; and

3. $2,400,000 in purchase orders during the third 12 months.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Global Pharma entered into an exclusive sublicensing agreement with NYJJ Hong Kong Ltd. on January 28, 2014 to generate initial and ongoing orders in Hong Kong upon registration approval by the government of China. The minimum sales quotas terms of the exclusive sub-licensing agreement are as follows:

1. $550,000 in purchase orders during first 12 months;

2. $1,500,000 in purchase orders during the second 12 months; and

3. $2,500,000 in purchase orders during the third 12 months.

On February 22, 2014, Global Pharma entered into an exclusive sub-licensing agreement with Jetsaw Pharmaceutical, Inc. for the marketing and distribution of RapiMed® in Canada for an initial term of three years. The minimum sales quotas terms of the exclusive Canadian sub-licensing agreement are as follows:

1. $120,000 in purchase orders during first 12 months;

2. $220,000 in purchase orders during the second 12 months; and

3. $320,000 in purchase orders during the third 12 months.

As of December 31, 2014, no funds have been provided by any partner, no losses or income generated and this consortium will not be needed since we terminated our efforts to commercialize RapiMed®.

12 – OTHER ASSETS

Other assets consist of the following:

	December 31, 2014	December 31, 2013
Prepayment for product to be manufactured (a)	$160,520	$–
Accounts receivable line of credit deferred financing costs	300,766	–
Other	19,120	14,720
Total prepaid expenses and other current assets	$480,406	$14,720

(a) The balance of $160,520 is due from the third party manufacturer and has been reclassified to other assets due to the expected time frame of return of funds.

13 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2014	December 31, 2013
Accounts payable and general accruals	$676,467	$16,548
Accrued commissions and billing expense	4,003,088	–
Accrued Ironridge expense (see Note 23)	164,655	210,022
Finance fee payable	25,000	–
Deferred rent	3,956	–
Total	$4,873,166	$226,570

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

14 – DEBT

Debt consists of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Line of credit – Wells Fargo	$–	$99,222
Line of credit - Triumph	377,056	–
Debt with related party	230,286	352,816
12% Fixed rate convertible notes payable	559,852	574,778
12% Fixed rate convertible notes payable-related party	112,669	120,738
8% variable convertible notes payable	–	116,334
10% variable convertible notes payable	–	179,291
12% variable convertible notes payable	–	48,230
12% note payable	200,000	–
12% note payable – related party	100,000	–
Total notes payable	1,579,863	1,491,410
Less current maturities	511,080	511,590
Long-term debt	$1,068,783	$979,820

Debt discounts consist of the following:
8% variable convertible notes payable	$–	$286,166
10% variable convertible notes payable	–	100,709
12% variable convertible notes payable	–	40,794
Total Discounts	$–	$427,669

Line of Credit – Wells Fargo

In October 2013, our line of credit from Wells Fargo Bank was renewed through October 2017. This line of credit allowed us to borrow up to a maximum of $100,000, at an interest rate of prime plus 6.25% (9.5% as of December 31, 2014). The line of credit was secured by a personal guarantee from our former Chief Executive Officer. The outstanding borrowings under this line of credit as of December 31, 2014 and 2013 were $0 and $99,222, respectively. We incurred interest expense under this line of credit of approximately $341 and $3,725 during the years ended December 31, 2014 and 2013, respectively. In July 2015, this line of credit was terminated with the bank in connection with Mr. Schneiderman’s resignation. (see Note 26 for details).

Line of Credit – Triumph

On December 8, 2014, Main Avenue entered into an agreement for a revolving line of credit facility with Triumph Community Bank, N.A. d/b/a Triumph Healthcare Finance (“Triumph”). The agreement is for a term of three years. The facility covers, and is both secured through a lockbox account arrangement and limited by, the accounts receivable of the pharmacy, as well as being secured by a security interest in all of the other assets of Main Avenue. Main Avenue may draw against the line of credit, up to a maximum of $4,000,000, as accounts receivable are developed from the filling of prescriptions for the specialty drugs and may continue to draw as the then outstanding line is reduced by the payment of the previously financed receivables. The amount drawn cannot exceed 85% of the accounts receivable. The interest rate is variable, being calculated as the Base Rate plus the Margin (3%). The Base Rate is the greater of the Prime Rate or the Floor Rate (3.25%). As of December 31, 2014, the interest rate was 6.25% per annum.

On December 9, 2014, our initial borrowing was in the amount of $2,882,908. Main Avenue received $2,231,447 in cash and $197,095 was paid directly to third parties for various financing fees covering origination, legal, audit and finder fees. These fees were recorded as prepaid financing fees and will be amortized using the straight-line method which approximates the effective interest method over the next 36 months. Also, four outstanding notes with principal and accrued interest balances totaling $454,366 were paid directly to the two holders of the notes, including $357,805 which was paid to a shareholders for two notes which had principal balances of $250,000 and $65,324, and $96,561 paid to a related party for two notes which had principal balances of $75,000 and $13,065.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The agreement has a facility fee of $50,000 payable as follows: $25,000 payable on December 8, 2015 and $25,000 on the secondary anniversary on December 8, 2016. This fee is included in the finance fee accrual which is being amortized over the term of this agreement. The agreement has an early termination fee of $120,000 if terminated before the first anniversary of the closing date, $60,000 to the second anniversary closing date and $20,000 until the day immediately prior to December 8, 2017. The agreement has an unused line fee of 0.75% per annum payable in arrears on the first day of each month, calculated on the difference between the average daily balance and the total facility limit.

The agreement contains certain customary and financial covenants that must be met each fiscal quarter beginning with the quarterly period ended December 31, 2014. Financial covenants are as follows: (a) Minimum Debt Service Coverage Ratio (as defined) shall be at least 1.10 to 1.0, (b) Minimum Current Ratio (as defined) shall be at least 1.10 to 1.0 and (c) Minimum Tangible net worth (as defined) of $2,500,000. As of December 31, 2014, we were not in compliance with these covenants and have obtained a waiver from Triumph which has cured the events of default (see Note 26).

On January 5, 2016, as part of the waiver, Triumph amended and modified covenants as follows: : (a) Minimum Debt Service Coverage Ratio (as defined) shall be at least 1.10 to 1.0, (b) Minimum Current Ratio (as defined) shall be at least 0.85 to 1.0 (c) Minimum Tangible net worth (as defined) of 100,000 at December 31, 2015 increasing $50,000 per quarter until reaching $300,000, (d) Minimum EBITDA (as defined) shall be at least $10,000 per quarter, and (e) added concentration limits (as defined) percent on the total accounts receivable deemed eligible.

The outstanding borrowings under this line of credit as of December 31, 2014 were $377,056. We incurred interest expense under this line of credit of $8,320 and recorded a finance fee expense of $6,329 during the year ended December 31, 2014, related to the amortization of deferred financing fees.

Debt with Related Party

On August 15, 2012, we entered into a four year term loan agreement in the amount of $500,001 with Development 72, LLC (“Development 72”), a Limited Liability Company, a company controlled by Andrius Pranskevicius, a member of our Board of Directors and related party, for the purpose of funding the inventory purchases of RapiMed®. This loan bears interest at the rate of 9% per annum, with 48 equal monthly installments of interest and principal payments of $12,443 and matures on August 15, 2016. We may prepay the loan, in full or in part, subject to a prepayment penalty equal to 5% of the amount of principal being prepaid. The loan is secured by our assets.

In addition to the monthly loan repayments during the 48 month period ending August 15, 2016, and regardless if the related debt is prepaid in full, we will pay to Development 72 a royalty equal to one percent (1%) of all revenues that we receive from our sale or distribution of RapiMed®. The royalty payments will be made quarterly and are subject to a fee for late payment or underpayment. There were no sales of RapiMed® during the years ended December 31, 2014 and 2013, and therefore, no royalties were paid or owed.

In the event of a default on our loan from Development 72, the interest rate on the loan will increase to 13% for as long as the default continues. A default will occur upon (i) non-payment of a monthly installment or non-performance under the note or loan agreement, which is not cured within ten (10) days of written notice of such non-payment or nonperformance from Development 72, (ii) a materially false representation or warranty made to Development 72 in connection with the loan, (iii) our bankruptcy or dissolution or (iv) a change in control of the Company or an acquisition of an entity or business by us without the affirmative vote of Andrius Pranskevicius as a member of our Board of Directors.

We are subject to various negative covenants in our loan agreement with Development 72, including but not limited to (i) restrictions on secured loans (subject to certain exceptions), (ii) judgments against us in excess of $25,000, (iii) prepayment of any of our long-term debt other than promissory notes held by certain of our investors and (iv) repurchases by us of outstanding shares of our common stock. The loan agreement also provides certain financial covenants which limit the amount of indebtedness we may incur until the loan is repaid and restricts the payment of any dividends on our capital stock except for dividends payable with respect to our outstanding shares of Series A Preferred Stock.

Interest expense associated with this note for the years ended December 31, 2014 and 2013 was $26,781 and $37,289, respectively. The total outstanding balance on this loan as of December 31, 2014 and 2013 was $230,286 and $352,816, respectively, with current maturities balance of $134,024 and $122,529, respectively.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

12% Fixed Rate Convertible Notes Payable

We obtained loans in various amounts beginning in 2011. In June 2014, the owners of these notes agreed to extend the maturity dates from January 30, 2015 and November 30, 2015 to April 1, 2016. The holders of these notes may elect to convert the principal and interest outstanding into shares of our common stock at the price of $0.17 per share at any time during the term of the note. These notes provide for interest only payments of 3%, payable quarterly (12% annually) in cash, or common stock of the Company at $0.17 per share, at the option of the holder.

During the year ended December 31, 2014, the following activity occurred relating to various notes in this category: we received $127,906 in cash for several new convertible promissory notes and we made $142,832 in principal payments. During the year ended December 31, 2013, the following activity occurred relating various notes in this category: we received $418,200 in cash for several new convertible promissory notes, we made $115,522 in principal payments, $229,400 of principal was converted into new notes with new terms which are disclosed in the variable convertible description, and $230,000 of principal was retired by exchanging it for our common stock. The outstanding balance as of December 31, 2014 and 2013, was $559,852 and $574,778. The current maturities balances as of December 31, 2014 and 2013 were $0 and $289,839, respectively.

In December 2013, we agreed with the lenders to change the conversion rate for loans issued in 2012 from $0.25 per share to $0.17 per share and also agree to extend the maturity date from January 30, 2014 to January 30, 2015. In addition, for some of these loans by mutual consent the interest rate was decreased from 2% per month to 1% per month. We determined that the resulting modification of these notes were not substantial in accordance with ASC 470-50, “Modification and Extinguishments.”

For one of the notes in this category we are also obligated to pay the holder of the note a 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15,000,000 of such sales. Payments for royalties were made monthly and quarterly. During the years ended December 31, 2014 and 2013, we made payments for this royalty as follows: cash payments in the amount of $253,604 and $22,000, respectively, we issued 1,041,885 shares of common stock that had a value of $116,736 in 2014 and issued 1,114,672 shares of common stock that have value of $276,890 in 2013. For the fiscal year 2014, we recorded gross royalty expenses of $370,340 which was offset by reimbursement of $165,704 from the contract packager per the 2013 agreement for a net royalty expense of $204,636 and for fiscal year 2013 we recorded a royalty expense associated with this note of $246,710. The contract with the Federal government agencies expired December 31, 2014, and no more royalty expense is expected related to this particular note.

We recorded interest expense of $72,927 and $77,250, associated with these notes for the years ended December 31, 2014 and 2013, respectively.

12% Fixed Rate Convertible Notes Payable-Related Party

We obtained loans in the amount of $80,000 from a company owned by our former Chief Executive Officer. We are not required to make a principal payment on the note until maturity, which is April 1, 2016. In June 2014, the holder of the note agreed to extend the maturity date from January 30, 2015 to April 1, 2016. At the option of the holder, the principal and interest due under the note can be converted into our common stock at any time during the term of the note at the rate of $0.17 per share. These notes provide for interest only payments of 3%, payable quarterly (12% annually) in cash, or common stock of the Company at $0.17 per share, at the option of the holder.

As of both December 31, 2014 and 2013 the principal balance of the note with our former Chief Executive Officer was $80,000. We recorded interest expense of $9,600 for each of the years ended December 31, 2014 and 2013.

In 2012, we received $50,000 in cash for a convertible promissory note from the wife of our former Chief Executive Officer . The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or in shares of our common stock at $0.17 per share, at the option of the holder. There is no required principal payment due on the note until maturity which is April 1, 2016. The owner of this note agreed to change the maturity date from January 30, 2015. Marlex Pharmaceuticals also co-signed this note.

At December 31, 2014 and 2013, the principal balance was $32,669 and $40,738, respectively. The Company recorded interest expense of $4,500 and $6,000 for fiscal years 2014 and 2013, respectively.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

We are also obligated to pay a royalty of 0.9% to the holder on the first $25,000,000 of sales of generic prescription drugs under distribution contracts with federal government agencies. Royalties are required to be paid quarterly. During the years ended December 31, 2014 and 2013, we made payments for this royalty as follows: cash payments in the amount of $91,400 and $14,400 ($10,500 was accrued in 2012), respectively, we issued 199,248 shares of common stock that had a value of $22,857 in 2014 and issued 224,944 shares of common stock that had a value of $53,680 in 2013. For the fiscal year 2014, we recorded a royalty expense of $114,257 associated with this note and for fiscal year 2013, we recorded a royalty expense of $57,580 associated with this note. The contract with the Federal government agencies expired December 31, 2014, and no more royalty expense is expected related to this particular note.

6% Variable Convertible notes payable

During fiscal year 2013, the Company entered into three securities purchase agreements with a lender pursuant to which the lender purchased 6% convertible notes. The Company received $95,300 in cash for three 6% convertible notes payable with principal amounts totaling $110,000. These notes did not include a discount, but $14,700 was paid directly to a third party on the Company’s behalf. The accrued interest and principal were due one year from the issuance date. The conversion price was equal to 70% of the lowest trading price of the Company’s common stock at the close of trading during the five day trading period prior to the date of the notice of conversion.

During fiscal year 2013 the lender converted $110,000 of principal into 1,235,868 shares of our common stock valued at $246,941. In connection with this conversion the Company recorded a gain on extinguishment of $40,026 after taking into consideration the carrying value of the note and the corresponding embedded derivative liability related to the note on the conversion date.

8% Variable Convertible Notes Payable

During fiscal year 2013, the Company paid to the holders of 8% notes entered into in fiscal year 2012, the sum of $167,365, for the principal of $115,750 and accrued interest. These payments included a prepayment penalty charge of $51,615. The Company extinguished the debt and the embedded derivative of which resulted in a gain on extinguishment of $103,170.

In fiscal year 2013, we entered into six new securities purchase agreements with various lenders pursuant to which the lenders purchased 8% convertible note. We received $462,000 in cash for these 8% convertible notes payable with aggregate principal amount equaling $547,500. Some of these notes included (i) a 10% discount in the aggregate amount of $27,500, and (ii) fees totaling $58,000 paid directly to third parties for legal and finder fees. The maturity dates for these notes ranged from six months to nineteen months from date of issuance. The conversion price for these notes was equal to a 40% to 65% discount of the lowest closing trading prices or an average of trading prices of our common stock at the close of trading during a 5 to 10 trading day period prior to the date of the notice of conversion. For some of these notes, there was a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if prepayment was made before a set period of time.

Since these notes had a convertible feature with a significant discount and could have resulted in the note principal being converted to a variable number of our common stock, the instrument included an embedded derivative. The fair value of the derivative associated with these notes was determined by using the Black-Scholes pricing model with the following assumptions during 2013: no dividend yield, expected volatility ranges between 161.6% to 200.7%, risk-free interest rate ranges between 0.07% to 0.12% and expected life of 11 to 12 months. The fair value of the derivative at the date issued amounted to $1,329,815 and was revalued at December 31, 2013 to be $606,112. The debt discount associated with these derivatives was being amortized over the life of the notes.

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

During the year ended December 31, 2014, we did not enter into any new borrowings and extinguished all debt in this category. We paid the sum of $66,732 to a holder of one of these notes for the principal of $50,000. This cash payment of $66,732 included the accrued interest and a prepayment penalty charge. We extinguished the debt and the embedded derivative liability which resulted in a gain on extinguishment of $43,102. Two note holders converted $125,000 of principal and accrued interest of $7,665 into 1,890,699 shares of our common stock valued at $368,606. We extinguished the debt and the embedded derivative liability which resulted in a loss on extinguishment of $30,395. We also partially paid down the principal of a loan by making cash payments of $127,261 and issuing 2,039,864 shares of our common stock valued at $224,231 for principal of $100,239 and accrued interest of $27,022. We recognized a gain for this extinguishment in the amount of $96,226.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

As of December 31, 2014, and 2013, the principal balances were $0 and $402,500, respectively, and the unamortized debt discounts were $0 and $286,166, respectively. We recorded interest expense for the years ended December 31, 2014 and 2013 of $17,454 and $112,593, respectively. We also recorded $65,180 to interest expense related to the amortization of the debt discount in 2014. The fair value of the derivative liability at December 31, 2014 and 2013 was $0 and $606,112, respectively.

10% Variable Convertible Notes Payable

During the fiscal year 2013, we entered into twelve securities purchase agreements (as of December 31, 2014, no note was outstanding and as of December 31, 2013, seven notes were still outstanding) with various lenders pursuant to which the lenders purchased a 10% convertible note. We received $371,167 in cash for these 10% convertible notes payable with the aggregate principal amount equaling $405,000. Some of these notes included (i) a 10% discount in the aggregate amount of $11,250 and (ii) fees totaling $22,583 paid directly to third parties for legal and finder fees. The maturity dates for these notes ranged from six to twelve months from date of issuance. The conversion price for these notes were equal to a 35% to 65% discount of the lowest closing trading prices or an average of trading prices of our common stock at the close of trading during a 5 to 20 trading day period prior to the date of the notice of conversion. For some of these notes, there was a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if prepayment were made before a set period of time.

Since these notes had a convertible feature with a significant discount and could have resulted in the note principal being converted to a variable number of our common shares, the instrument included an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions during 2013: no dividend yield, expected volatility ranged between 161.6% to 200%, 7%, risk-free interest rate ranges between 0.07% to 0.12% and expected life of 11 to 12 months. The fair value of the derivative at the date issued amounted to $631,361 and was revalued at December 31, 2013 to be $383,337. The debt discount associated with this derivative was being amortized over the life of the notes.

During the year ended December 31, 2014, we did not enter into any new borrowings. We paid $70,000 to a holder of one note with an original principal amount of $50,000. This cash payment of $70,000 included the accrued interest of $5,000 and a prepayment penalty charge. We extinguished the debt and the embedded derivative liability which resulted in a gain on extinguishment of $51,361. Four holders converted $230,000 of principal and accrued interest of $15,650 into 4,050,190 shares of our common stock valued at $529,888, and we extinguished the debt and the embedded derivative liability which resulted in a loss on extinguishment of $18,062.

In 2013 lenders converted $198,326 of principal into 3,028,466 shares of our common stock valued at $655,239. The company extinguished the debt and the embedded derivative which resulted in a gain on extinguishment of $124,500.

As of December 31, 2014 and 2013, the principal balance was $0 and $280,000, respectively, and the unamortized debt discount was $0 and $100,709, respectively. We recorded interest expense for the years ended December 31, 2014 and 2013 of $10,786 and $178,547, respectively. Additionally, we recorded amortization of the debt discount of $61,455 in fiscal 2014 to interest expense. The fair value of the derivative liability at December 31, 2014 and 2013 was $0 and $383,337, respectively.

12% Variable Convertible Notes Payable

During the year ended December 31, 2013, we entered into seven new securities purchase agreements with various lenders pursuant to which the lenders purchased a 12% convertible note. We received $233,200 in cash for these 12% convertible notes payable with the aggregate principal amount of $263,000. Some of these notes included (i) a 10% discount in the aggregate amount of $15,000 and (ii) fees totaling $14,800 paid directly to third parties for legal and finder fees. The maturity dates for these notes ranged from three months to twelve months from the date of issuance. The conversion price for these notes were equal to a range of 42.5% to 60% discount to the lowest closing trading prices or an average of trading prices of our common stock at the close of trading during a 5 to 20 trading day period prior to the date of the notice of conversion. For some of these notes there was a prepayment charge ranging from 125% to 150% of the principal amount and accrued interest thereon if the payment was made before a set period of time. We did not incur any penalty costs during 2013 for conversion of the 12% variable notes payable.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Since these notes had a convertible feature with a significant discount and could have resulted in the note principal being converted to a variable number of our common stock, the instrument included an embedded derivative. The fair value of the derivative associated with this note was determined by using the Black-Scholes pricing model with the following assumptions during 2013: no dividend yield, expected volatility ranges used were between 161.6% to 187.9%, risk-free interest rates ranging between 0.07% to 0.12% and expected life of 11 to 12 months. The fair value of the derivative at the date issued amounted to $407,104 and was revalued at December 31, 2013 to be $143,944. The debt discount associated with this derivative was being amortized over the life of the notes.

During the year ended December 31, 2014, we did not enter into any new borrowings. We paid the sum of $57,089 to a holder of one of these notes for the principal of $40,000. This cash payment of $57,089 included the accrued interest of $3,089 and a prepayment penalty charge. We extinguished the debt and the embedded derivative liability which resulted in a gain on extinguishment of $33,620. Two holders converted $49,025 of principal and accrued interest of $6,111 into 1,029,184 shares of our common stock valued at $126,562. We extinguished the debt and the embedded derivative liability which resulted in a loss on extinguishment of $2,317.

As of December 31, 2014 and 2013, the principal balance of these notes was $0 and $89,025, respectively, and the unamortized debt discount was $0 and $40,795, respectively. We recorded interest expense for the years ended December 31, 2014 and 2013 of $5,591 and $116,348, respectively. Additionally we recorded amortization of the debt discount of $8,260 in fiscal 2014 to interest expense. The fair value of the derivative liability at December 31, 2014 and 2013, is $0 and $143,944, respectively.

12% Note Payable

On November 18, 2014, Main Avenue borrowed $200,000 from a stockholder in order to provide funding for inventory. This loan bears interest at the rate of 12% per annum, interest payments are due monthly beginning in December 2014, and on December 31, 2014, by mutual consent, the maturity date was changed from February 18, 2015, to January 30, 2016, for the principal payment along with any outstanding interest payments. Additionally, we shall pay to the lender a royalty of $6.67 for every box of pain patches sold for a period of 90 days beginning November 18, 2014. We recorded interest expense of $2,800 for the year ended December 31, 2014. We recorded a royalty expense of $527 for the pain patches sold in November and December 2014. The balance as of December 31, 2014 is $200,000.

12% Note Payable – Related Party

On November 18, 2014, Main Avenue borrowed $100,000 from the wife of our former Chief Executive Officer in order to provide funding for inventory. This loan bears interest at the rate of 12% per annum. Interest payments are due monthly beginning in December 2014, and on December 31, 2014, by mutual consent, the maturity date was changed from February 18, 2015, to January 30, 2016, for the principal payment along with any outstanding interest payments. Additionally, we shall pay to the lender a royalty of $3.33 for every box of pain patches sold for a period of 90 days beginning November 18, 2014. We recorded interest expense for the year ended December 31, 2014 of $1,400. We recorded a royalty expense of $263 for the pain patches sold in November and December 2014. The note balance as of December 31, 2014 is $100,000.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

12% One Year Term Loan

To finance the purchase of Main Avenue, Implex borrowed $250,000 from a stockholder in 2014. This loan bore interest at the rate of 12% per annum, with 12 equal monthly installments of interest and principal payments of $22,214 beginning April 1, 2014 and maturing on May 1, 2015. Additionally, we shall pay to the lender a royalty of $25 on the first 10,000 prescriptions processed by Main Avenue during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014) and $8 for all prescriptions thereafter. We have recorded a royalty expense of $162,995 for the year ended December 31, 2014. This loan was paid in full on December 9, 2014. We paid $184,676 in principal payments on Implex’s behalf and with proceeds from our initial borrowings with the Triumph line of credit, paid the balance of $65,324. We recorded interest expense of $13,306 for the year ended December 31, 2014.

12% One Year Term Loan – Related Party

To finance the purchase of Main Avenue, Implex borrowed $50,000 from the wife of our former Chief Executive Officer. This loan bore interest at the rate of 12% per annum, with 12 equal monthly installments of interest and principal payments of $4,412 beginning April 1, 2014 and matures on May 1, 2015. Additionally, we are obligated to pay to the lender a royalty of $5 on the first 10,000 prescriptions processed by Main Avenue during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014) and $2 for all prescriptions thereafter. We recorded a royalty expense of $32,595 for the year ended December 31, 2014. This loan was paid in full on December 9, 2014, and we paid $36,935 in principal payments on Implex’s behalf with proceeds from our initial borrowings with the Triumph line of credit, and paid the balance of $13,065. We recorded interest expense of $2,658 for the year ended December 31, 2014.

24% One Year Term Loan

On May 19, 2014, Main Avenue borrowed $250,000 from a stockholder in order to provide funding for inventory and payment of commission expenses. This loan bore interest at the rate of 24% per annum. Interest payments were due monthly beginning July 1, 2014, and the principal payment was due at the maturity date of May 18, 2015, along with any outstanding interest payments. Additionally, we shall pay to the lender a royalty of $2 for each prescription processed by Main Avenue upon the commencement of the $8 royalty under the investment contract dated January 17, 2014, with Implex. This loan was paid in full on December 9, 2014, with proceeds from our initial borrowings with the Triumph line of credit. We recorded interest expense of $30,000 for the year ended December 31, 2014. No royalty has been paid or earned since this royalty clause is not effective until prior notes are paid in full.

24% One Year Term Loan – Related Party

On May 19, 2014, Main Avenue borrowed $75,000 from the wife of our former Chief Executive Officer in order to provide funding for inventory and payment of commission expenses. This loan bore interest at the rate of 24% per annum. Interest payments were due monthly beginning July 1, 2014, and the principal payment was due at the maturity date of May 18, 2015 along with any outstanding interest payments. Additionally, we shall pay to the lender a royalty of $2 for each prescription processed by Main Avenue upon the commencement of the $8 royalty under the investment contract dated January 17, 2014, with Implex. This loan was paid in full on December 9, 2014, with proceeds from our initial borrowings with the Triumph line of credit. We recorded interest expense of $9,000 for the year ended December 31, 2014. No royalties have been paid or earned since this royalty clause is not effective until prior notes are paid in full.

QuarterSpot Term Loan

On March 17, 2014, we received $92,000 in cash for an 8.9% note payable with a principal amount of $100,000, and incurred fees totaling $8,000 which were paid directly to third parties for legal and broker fees. Daily payments of $520.83 began on March 19, 2014 and continued until the loan was paid in full on December 17, 2014. We recorded interest expense of $8,039 for the year ended December 31, 2014.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

15 – DERIVATIVE FINANCIAL INSTRUMENTS

Derivative liabilities consisted of convertible notes with features that could have resulted in the note principal and accrued interest being converted to a variable number of our common shares. The fair value of the embedded derivative associated with these notes was determined by using the Black-Scholes pricing model with the following assumptions:

	Years ended December 31, 2014	Years ended December 31, 2013
Volatility	98.1% -193.3%	110.4% -228.5%
Expected life (in years)	0.01 – 1.05	0.03 – 0.6
Risk-free interest rate	0.00% -0.12%	0.07% -0.12%
Dividend yield	0.00%	0.00%

These derivative financial instruments were indexed to an aggregate of 0 shares and 13,176,251 shares of our common stock as of December 31, 2014, and 2013 respectively, and were carried at fair value using level 3 inputs. The derivatives liabilities balance at December 31, 2014 and 2013 was $0 and $1,133,393, respectively.

Activity during the years ended December 31, 2014 and 2013 is as follows:

Derivative liabilities at December 31, 2012	$94,477

New derivative liabilities issued in 2013	2,590,688
Extinguishment	(2,840,395)
Change in fair value	1,288,623
Derivative liabilities at December 31, 2013	1,133,393

New derivative liabilities issued in 2014	–
Extinguishment	(1,198,886)
Change in fair value	65,493
Derivative liabilities at December 31, 2014	$–

The significant fluctuations in the revaluation of derivative liabilities on December 31, 2013 relate partially to us having sufficient trading activity to utilize the actual volatility of the trading of our common stock as an assumption when computing the fair value of derivative liabilities which were deemed to be sufficient trading activity commencing in January 2013. We had previously estimated the volatility assumption by averaging the volatility of three similar entities which resulted in a lower volatility. All convertible notes with features that were accounted for as derivative liabilities were extinguished during 2014.

16 - CONVERTIBLE PREFERRED STOCK

Convertible Preferred Stock

On April 1, 2011, the Company issued 2,990,252 shares of convertible preferred stock (“Series A Preferred stock”) for $1,043,000 to a related party. The Series A Preferred stock has the following rights, preferences, powers, privileges, and restrictions: (a) 8% dividend (appropriately adjusted to reflect any stock splits); the dividends shall accrue and are payable quarterly when the Company has positive equity and earnings per Delaware General Corporation Law. (b) Preferential payments of the assets available for distribution to its stockholders by reason of their ownership in an amount equal to the Series A Preferred stock Original Issue price ($0.1744). (c) Voting rights - one vote for the number equal to the number of whole shares of common stock and shall be entitled to elect one director of the Corporation. (d) Rights to Convert – Each share of Series A Preferred stock shall be convertible, at the option of the holder at any time and from time to time without the payment of additional consideration by the holder into such number of fully paid and non-assessable shares of common stock as determined by dividing the Original Issue price by the Conversion price in effect at the time of the conversion. The conversion price is initially equal to $0.1744 and can be adjusted any time if the Company issues non-exempted common shares at a price below $0.1744. At December 31, 2014 and 2013 these convertible preferred stock shares can be converted into 5,980,504 shares of the Company’s common stock. (e) The owner of the Series A Preferred stock can waive its right to adjust the conversion price at his choosing and on December 29, 2015 approved a permanent waiver to fix the conversion price to $0.1744. The waiver eliminates the holder’s ability to reduce the conversion price upon a subsequent issuance of common stock at a lower price than $0.1744. (f) Exempted securities – no anti-dilution protection for shares issued to employees, directors or consultants or advisors if the issuance is approved by the Board.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

The Company has reviewed the rights and privileges of the convertible preferred stock and determined the liquidation preference requires the Company to redeem the preferred shares at the original issuance price as a result of either a voluntary or involuntary liquidation event, as defined. The Company has determined this preference meets the requirement that the potential redemption is outside of the control of the Company. As a result, the convertible preferred stock has been recorded outside of permanent equity in the accompanying consolidated balance sheets in accordance with the appropriate accounting guidance.

Because we also had losses for 2014 and 2013 and have an accumulated deficit, under Section 174 of the Delaware General Corporation Law our directors cannot declare a dividend without incurring personal liability. However, in accordance with privileges of the Series A Preferred stock, as noted above, the Company shall continue to accrue dividends regardless of declaration by the Board of Directors. We had a stockholders’ deficit of $3,245,931 and $3,470,827 at December 31, 2014 and 2013, respectively. Since we did not generate net income in fiscal years 2014 and 2013, our board of directors will not be able to declare a dividend nor will we be able to pay the dividend owed to the Series A Preferred stockholder, and as such, dividends will be accrued. As of December 31, 2014 and 2013 we have accrued $271,180 and $187,740, respectively, which is classified as a long-term liability in the consolidated balance sheets. We will not be able to declare any dividends to our common stockholders until the accrued dividends owed to the Series A Preferred stockholder have been paid.

17 – STOCKHOLDERS’ DEFICIT

General

We are authorized to issue 250,000,000 common shares with a par value of $0.001 per share. Each share is entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of Directors. The common stock does not have cumulative voting rights.

On March 26, 2014, the Board of Directors adopted a resolution to amend our Certificate of Incorporation to increase the authorized shares of common stock from 150,000,000 to 250,000,000. On April 16, 2014, the increase in the authorized shares of common stock was approved by the written consent of shareholders holding a majority of our voting power of our outstanding capital stock (“Shareholder Consent”). On June 2, 2014, we filed our Certificate of Amendment to the Certificate of Incorporation to effect the increase in the number of shares of authorized common stock.

We are authorized to issue 10,000,000 preferred shares, $0.001 par value per share. Our preferred stock may be issued by our Board of Directors in one or more classes or one or more series within any class, and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors may determine, from time to time as a class or series is issued.

On March 26, 2014, our Board of Directors approved the “ScripsAmerica, Inc. Incentive Stock Plan” (“SOP”). On April 16, 2014, the SOP was approved by the written consent of our shareholders. The SOP is designed to serve as an incentive for retaining qualified and competent employees, officers and Directors, and certain consultants and advisors. There are 6,000,000 shares authorized for issuance under the SOP.

The purchase price per share of common stock options issued under the SOP shall not be less than 100% of the fair market value at the time the options are granted. The purchase price per option under the SOP to a person who owns more than 10% of our voting power of our voting stock shall not be less than 110% of the fair market value of such shares at the time the options are granted. The total value of options granted, under the SOP, to any one person, shall not exceed any limit imposed by Section 422 or the rules and regulations promulgated by the Internal Revenue Service thereunder. Currently, the limitation is $100,000 in value in our fiscal year.

As of December 31, 2014, no options were issued under the SOP.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Issuances During 2014

We issued 22,891,119 restricted shares of common stock for cash proceeds of $1,209,360 in various private subscription agreements. The subscription price of the shares issued ranged from $0.05 to $0.07.

On November 4, 2013, we entered into a securities purchase agreement with Seaside 88, LP. (“Seaside”) pursuant to which we sold Seaside restricted shares of our common stock. During the year ended December 31, 2014, we sold 4,408,083 restricted common shares to Seaside for gross proceeds of $342,759 of which $2,500 was used to pay Seaside’s legal fees.

During the year ended December 31, 2014, we issued 4,764,312 restricted shares of our common stock to non-employee consultants for services rendered during 2014. These shares were valued at $567,324.

During the year ended December 31, 2014, we issued 128,000 restricted shares of our common stock in connection with payments for services provided by members of the Board of Directors during 2014. These shares were valued at $13,640.

During the year ended December 31, 2014, we issued 74,000 restricted shares of our common stock in connection with payments for services rendered by employees during 2014. These shares were valued at $7,020.

During the year ended December 31, 2014, we issued 1,740,550 restricted shares of our common stock valued at $224,021 in connection with financing costs. In 2014, we charged $13,999 to financing costs in the consolidated statement of operations and $210,022 was offset with the accrual for stock to be issued for Ironridge at December 31, 2013.

On January 22, 2014, pursuant to our settlement agreement with GEM Global Yield Fund Limited (“GEM Global”), (see below) (a) we sold 887,280 shares of our common stock to GEM for a purchase price of $125,381, and (b) GEM concurrently assigned to Steve Urbanski the right to receive the 887,280 shares of our common stock upon the receipt, by us, of the purchase price. We issued the 887,280 shares to Mr. Urbanski on January 22, 2014.

During the year ended December 31, 2014, we issued 1,241,133 restricted shares of our common stock to non-employees, including a related party, for payment of royalties. The value of the shares issued for payment of royalties was $139,593.

During the year ended December 31, 2014, we issued 9,009,937 shares of our common stock for the conversion of $504,264 of principal and accrued interest of $56,448 related to our convertible notes payable. The fair value of the shares issued was $1,249,287.

Issuances During 2013

We issued 4,854,952 restricted shares of common stock for cash proceeds of $531,108 in various private subscription agreements during the fiscal year 2013.

On November 4, 2013, we entered into a securities purchase agreement with Seaside pursuant to which we agreed to sell, and Seaside agreed to purchase, up to seven million (7,000,000) restricted shares of our common stock in one or more closings. The number of shares to be purchased at each closing will be equal to ten percent (10%) of the aggregate trading volume of shares of our common stock during normal trading hours for the 20 consecutive trading days prior to each closing. The purchase price for the shares to be purchased by Seaside at each closing will be equal to sixty percent (60%) of the average of “daily average stock price” for the five (5) trading days preceding the date of the closing. The “daily average stock price” for a trading day is equal to the quotient of (a) the sum of the highest and lowest sale price for the trading day divided by (b) two.

We had an initial closing under the securities purchase agreement on November 4, 2013, at which we sold to Seaside 1,152,514 restricted shares of our common stock for gross proceeds of $200,537, of which $7,500 was used to pay the legal fees for Seaside and $19,303 was paid for a finder’s fee. On December 4, 2013, we sold to Seaside 841,426 restricted shares of common stock for gross proceeds of $90,926 of which $2,500 was used to pay the legal fees for Seaside.

During the fiscal year 2013, we issued 9,177,027 restricted shares of our common stock to non-employees for services rendered during the year. These services were valued at $3,387,112 and we charged our operations in fiscal year 2013.

During the fiscal year 2013, we issued 333,633 restricted shares of our common stock in connection with conversion of 478,440 warrants in a cashless transaction.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

During the fiscal year 2013, we issued 136,000 restricted shares of our common stock in connection with payment provided by members of the Board of Directors during the year. We charged our operations $35,200 in fiscal year 2013.

During the fiscal year 2013, we issued 1,339,616 restricted shares of our common stock to non-employees for payment of royalties. The payment of royalties was valued at $346,802.

On November 18, 2013, we issued 8,690,000 unrestricted shares of our common stock in an agreement whereby a debt financing company (Ironridge) purchased certain of our liabilities from our creditors. The liabilities and expenses paid on our behalf were valued at $755,658 and we recorded a financing fee of $547,842.

During the fiscal year 2013, we issued 11,456,639 shares of our common stock for the conversion of approximately $1,805,000 of principal and interest of our convertible notes payable.

In 2013, we retired 600,000 shares of our common stock that was previously issued in 2012 and 2013. The value was determined to be $76,500. We received and retired 500,000 shares from Marlex Pharmaceuticals as part of a settlement agreement (See Note 9). These shares were valued at $50,000 in 2012 when issued and we reversed the consulting expense for this value. 100,000 shares issued in September 2013 were also returned and retired during the third of quarter 2013.

Cancellation of GEM Global Agreement

On October 11, 2013, we entered into a financing agreement with GEM Global and a related party to provide funding to us of up to $2,000,000. Under the terms of the financing agreement, we were able to sell restricted shares of our common stock to GEM Global, subject to the satisfaction of certain conditions, at a purchase price to be negotiated between us and GEM Global pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D.

On January 14, 2014, we entered into a settlement agreement with GEM Global, 590 Partners, LLC (“590 Partners”) and the GEM Group, pursuant to which, among other things, the parties agreed to declare null and void and of no further effect the financing agreement entered into on October 11, 2013 as well as any other negotiated but unsigned documents between and/or among the parties. In addition, in connection with such settlement agreement, warrants which were to be issued to GEM as part of the original financing agreement but were not issued, were cancelled and we issued to GEM Global and 590 Partners (i) a warrant exercisable to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $0.41 per share, (ii) a warrant exercisable to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.55 per share, and (iii) a warrant exercisable to purchase an aggregate of 750,000 shares of our common stock at an exercise price of $0.75 per share (collectively, the “New GEM Warrants”). All of the New GEM Warrants expire on January 14, 2019 and are only exercisable on a cash basis. Additionally, we granted registration rights to 590 Partners and GEM Global to register the resale of the shares underlying the New GEM Warrants. Additionally, in the event that the closing price of our common stock is equal to or greater than 160% of the exercise price of the applicable New GEM Warrants for 22 consecutive trading days, then such New GEM Warrants will automatically be cancelled 30 days after we deliver notice of such cancellation to GEM Global and 590 Partners. However, each of GEM Global and 590 Partners may exercise their New GEM Warrants in full after the notice from us but prior to the cancellation date. The Company has determined there is no value to this feature.

The fair value of these warrants to purchase 5,000,000 shares of common stock on January 14, 2014 was determined to be $552,318 using the Black-Scholes model with the following assumptions: Volatility 182.9%, five year life, risk free rate of 1.65% and zero dividend rate. The fair value of the warrants of $552,318 was expensed and included in general and administrative expenses in the accompanying consolidated statement of operations.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Warrants

Summary of our warrants activity and related information as of December 31, 2014 and 2013:

	Number of Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	707,012	$0.24	3.7	$45,700

Granted	–
Exercised	(478,440)	$0.39	3.1	$–
Cancelled/expired	–

Outstanding at December 31, 2013	228,572	$0.17

Granted	5,000,000	$0.55	5.0
Exercised	–
Cancelled/expired	–

Outstanding at December 31, 2014	5,228,572	$0.55	4.0	$–

Vested and exercisable at December 31, 2014	5,228,572

	2014
Option fair value	$0.11
Risk-free interest rate	1.65%
Volatility	183%
Terms in years	5
Dividend yield	0%

Options Issued 2014

On March 27, 2014, we issued 75,000 options to members of the Board of Directors for services rendered. These options vested immediately and will expire three years from date of issuance. The options are exercisable at the price of $0.099 per share. The fair value of these options is $3,971, which was expensed to general and administrative expenses.

On April 25, 2014, we issued 50,000 options to members of the Board of Directors for services rendered. These options vested immediately and will expire three years from date of issuance. The options are exercisable at the price of $0.121 per share. The fair value of these options is $4,841, which was expensed to general and administrative expenses.

On April 25, 2014, we issued 5,010,000 employee options which have an exercise price of $0.118 per share. The options are exercisable immediately and expire on April 25, 2017. Our former Chief Executive Officer received 2,510,000 options and the Chief Financial Officer received 2,500,000. The fair value of these options are an aggregate of $437,620 and were expensed to general and administrative expenses.

On June 23, 2014, we issued 250,000 employee options to an employee for services. These options have an exercise price of $0.143 per share, are exercisable immediately and expire on June 23, 2017. The fair value of these options is $28,296 and was expensed to general and administrative expenses.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

On July 21, 2014, we issued 50,000 options to members of the Board of Directors for services rendered. These options vested immediately and will expire three years from date of issuance. The options are exercisable at the price of $0.132 per share. The fair value of these options is $4,161 which was expensed to general and administrative expenses.

On October 8, 2014, we issued 80,000 options to members of our Board of Directors and employees for services rendered. These options vested immediately and will expire three years from date of issuance. The options are exercisable at the price of $0.099 per share. The fair value of these options is $6,120 which we expensed to general and administrative expenses.

On December 3, 2014, we issued 80,000 options to members of our Board of Directors and employees for service rendered. These options vested immediately and will expire three years from date of issuance. The options are exercisable at the price of $0.121 per share. The fair value of these options is $7,391 which was expensed to general and administrative expenses.

On December 31, 2014, we issued 835,000 options to members of the Board of Directors and employees for services rendered. These options vested immediately and will expire three years from date of issuance. The options are exercisable at the price of $0.187 per share. The fair value of these options is $118,779 which was expensed to general and administrative expenses.

Options Issued 2013

On September 11, 2013 we issued 2,000,000 options to a consultant for services rendered. These options vested immediately and expire three years thereafter. The options are exercisable at the price of $.15 per share. The fair value of these options is $249,335 which was expensed to general and administrative expenses.

On November 6, 2013 we issued 1,000,000 options to a consultant for services rendered. These options vested upon issuance and expire three years thereafter. The options are exercisable at the price of $.22 per share. The fair value of these options is $190,494 which was expensed to general and administrative expenses.

On October 15, 2013, we issued 1,320,000 options to members of our Board of Directors for services rendered. These options vested upon issuance and expire three years thereafter. The options are exercisable at the price of $.15 and the fair value of these options is $166,373 which was expensed to general and administrative expenses.

On December 18, 2013, we issued 60,000 options to members of our Board of Directors for services rendered. These options vested upon issuance and expire three years thereafter. The options are exercisable at the price of $.13 per share. The fair value of these options is $6,464 which was expensed to general and administrative expenses.

On December 31, 2013, we issued 635,000 options to members of the Board of Directors for services rendered. These options vested immediately and expire 3 years thereafter. The options are exercisable at the price of $.14 per share. The fair value of these options is $73,893 which we expensed to general and administrative expenses.

Summary of options activity and related information as of December 31, 2014 and 2013:

	Number of Shares Under options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	–	$–	–	$–

Granted	5,015,000	$0.16	3.0
Exercised	–
Cancelled/expired	–
Outstanding at December 31, 2013	5,015,000	$0.16	2.8	$–

Granted	6,430,000	$0.13	3.0
Exercised	–
Cancelled/expired	–
Outstanding at December 31, 2014	11,445,000	$0.14	2.2	$367,090

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

	2014	2013
Option fair value	$0.053 - $0.142	$ 0.10 - $ 0.19
Risk-free interest rate	0.82% - 0.88%	.34% - .78%
Volatility	177% - 183%	186% - 195%
Terms in years	3	3
Dividend yield	0%	0%

18- EARNINGS (LOSS) PER COMMON SHARE

The basic earnings (loss)per share is computed using the weighted average number of common shares outstanding. The assumed exercise of common stock equivalents were excluded from the calculation of diluted net loss per common share for the years ended December 31, 2014 and 2013 because their inclusion would have been anti- dilutive. As of December 31, 2014, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants exercisable into 5,228,572 shares, options exercisable into 11,445,000 shares and notes payable convertible into 3,956,006 shares of common stock. As of December 31, 2013, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, options convertible into 5,015,000 shares, warrants convertible into 228,572 shares and notes payable convertible into 16,016,229 shares of common stock.

	2014	2013
Net loss attributable to ScripsAmerica, Inc.	$(4,731,046)	$(11,195,096)
Preferred stock dividends	(83,440)	(83,440)
Net loss attributable to common stockholders	$(4,814,486)	$(11,278,536)
Basic :
Weighted average shares outstanding-basic	127,411,084	68,119,715
Net loss per common share - basic	$(0.04)	$(0.17)
Diluted :
Weighted average shares outstanding-diluted	127,411,084	68,119,715
Net loss per common share - diluted	$(0.04)	$(0.17)

19- INCOME TAXES

As of December 31, 2014, we had a net operating loss carryforward of approximately $5,795,800 available to reduce future federal taxable income expiring through 2034. We established valuation allowance of $3,386,200 and $2,015,200, or 100%, as of December 31, 2014 and 2013, respectively, of the deferred tax asset because of the uncertainty of the utilization of the operating losses in future periods. The allowance increased $1,371,000 and $1,417,609 during 2014 and 2013, respectively.

Future ownership changes may limit the future utilization of these net operating loss and research and development tax credit carry forwards as defined by the Internal Revenue Code. We are in the process of performing an analysis to determine whether the net operating losses and research and development expenses are limited under Section 382. The net deferred tax asset has been fully offset by a valuation allowance due to our history of taxable losses and uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

We file, or will file, a federal consolidated tax return for ScripsAmerica and Main Avenue post acquisition and Delaware state income taxes. PIMD and Implex file stand alone federal returns and various state tax returns. Currently, there are no tax examinations in progress, nor have we had any federal or state examinations since our inception in 2008. All of our tax years are subject to federal and state tax examination.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

Our provision for income taxes at December 31, 2014 and 2013 consisted of the following

	2014	2013
Current
Federal	$–	$–
State	–	–

Deferred	–	–
Federal	–	–
Income Tax expense	$–	$–

The effective tax rates differ from the statutory rates for 2014 and 2013 primarily due to the following:

	2014		2013
	Amount	Effective tax rate Percentage	Amount	Effective tax rate Percentage
Federal income tax liability (benefit)	$(1,614,064)	34.0%	$(3,794,531)	34.0%
State tax	–	0.0%	–	0.0%
Permanent deductible expense	242,700	-5.1%	1,700,633	-15.2%
Adjustment in valuation allowance	1,371,364	-28.9%	2,093,898	-18.8%
Tax expense (benefit)	$–	0.0%	$–	0.0%

The components of the net deferred tax assets (liabilities) at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred Tax asset
Allowance for doubtful accounts	$612,100	$423,497
Other reserves and accruals	613,400	–
Stock based compensation	207,800	–
Net Operating Loss	1,970,600	1,591,703
Total Deferred Tax asset	3,403,900	2,015,200

Deferred Tax Liability
Fixed assets – basis difference	(17,700)	–
Less Valuation Allowance	3,386,200	2,015,200
Total Deferred tax asset	$–	$–

We periodically assess the likelihood that we will be able to recover our deferred tax assets and determine if a valuation allowance is necessary. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income. As a result, we concluded that it is more likely than not that we will not recover the deferred tax asset and, accordingly, recorded a valuation allowance for the years ended December 31, 2014 and 2013.

20 – COMMITMENTS

The holders of a $250,000 convertible note which was converted into 2,000,000 shares of our common stock on March 12, 2012 are entitled to a 4% royalty from the sales of our RapiMed® tablets. The royalty payments associated with this agreement have no minimum guarantee amounts and royalty payments will end only if the RapiMed® product line is sold to a third party. There have been no shipments through December 31, 2014 applicable to this royalty payment and we have discontinued our plan to launch RapiMed®.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

On October 15, 2013, the Board of Directors approved additional compensation to Board members in the form of issuance of stock options. Board members were granted 100,000 stock options for each year served commencing in 2012. The chairman of the Board was granted 135,000 stock options for each year served. The effective date of the grants was October 7, 2013. The options vest immediately and the option exercise price was 110% of the market price on the grant date. Additionally, Directors will also receive 10,000 options for each Board meeting attended 5,000 options for each committee meeting attended. In fiscal year 2013 we issued 2,015,000 options that had a fair value of $246,731 which were expensed to the consolidated statement of operations (see Note 17). On November 13, 2015, the Board of directors approved a change to the board members’ compensation for the first six months of 2016. Effective January 1, 2016, the new compensation for board members is $1,000 per month plus $3,000 worth of common stock or options to purchase common stock at the choice of the individual member. This new compensation fee replaces the prior fee of $1,500 a meeting and 10,000 options for each meeting attended. The board of director’s compensation will be evaluated sometime prior to July 1, 2016.

On October 15, 2013, our Board of Directors approved a revised compensation plan for our former CEO, Robert Schneiderman and our CFO, Jeffrey Andrews, contingent on the Company raising $4 million via equity, debt, or a combination of both. Contingent on raising the $4 million, compensation would be as follows: CEO annual salary - $200,000, CFO annual salary - $192,000, and both would receive 50,000 options quarterly at 120% of the market price on the date granted with a one year vesting period. As of December 31, 2014, the $4 million raise was not reached and consequently these conditions not effective. In July 2015, a settlement agreement was reached with our former CEO, (see Note 26 for details on settlement agreement). Subsequent to the board approval of this agreement with the CFO, in 2015, by mutual agreement, this compensation plan with our CFO was cancelled and no options were granted. Mr. Andrews was paid a salary of $189,000 in fiscal year 2014 and currently does not have a written contract.

In connection with various notes payable that we have entered into, we are obligated to pay the holders of these notes royalty fees, see Note 14 for details concerning royalty fees and payments.

Operating Lease - We entered into two long-term leases for rented space. On December 1, 2014, Main Avenue entered into a second addendum for additional space in Clifton, N.J. for store/production facility and office space. This addendum revised prior terms for leases entered into by Main Avenue in April 2014, and October 2014. The lease expires on November 30, 2019. The monthly rent is $5,432, escalating by 3% annually, for total minimum payments over the life of the lease of $369,065. In November 2013, PIMD entered into a 25 month operating lease for a distribution facility in Doral, Florida. The lease begins January 1, 2014 and expires February 28, 2016. The monthly rent is $4,585 for the first thirteen months and $4,724 for the last twelve months. The total minimum payments over the life of the lease is $111,714.

As of December 31, 2014, future minimum lease rental payments are as follows:

2015	$122,210
2016	82,088
2017	69,954
2018	72,053
2019	67,918
Total	$414,223

21 – PURCHASE ORDER FINANCING WITH RELATED PARTY

In June 2012, we entered into a purchase order finance agreement with Development 72, a related party. The agreement will allow us to borrow up to $1,200,000 on a case by case basis, at an interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually. During the years ended December 31, 2014 and 2013, we financed $9,942,240 and $5,114,321, respectively of our purchase orders and incurred interest expense of $40,400 and $73,232, respectively. As of December 31, 2014 and 2013, the unpaid purchase order balance was $0 and $1,037,494, respectively, and accrued fees and interest are $0 and $24,192, respectively.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

22 – CONCENTRATIONS

During the year ended December 31, 2014, we purchased product from four suppliers, and in 2013 from two suppliers. A disruption in the availability of raw materials from our suppliers could cause a possible loss of sales, which could affect operating results adversely.

For the year ended December 31, 2014, no customer accounted for more than 10% of net revenues but two third-party payors account for over 80% of our net revenues. Should our contract be cancelled with these third-party payors it would have a significant impact on our future net revenues.

On March 4, 2015, CVS/Caremark notified Main Avenue that it was terminating the provider agreement with Main Avenue. No basis for the termination was provided. In March 2015, the loss of CVS/Caremark represented approximately 45% of our revenues during 2014.

For the year ended December 31, 2013, we derived approximately $403,000 or 73% of our revenue from two customers.

As of December 31, 2014, we had two insurance third-party payors representing 87% of our accounts receivable. As of December 31, 2013, we had two customers representing 60% of our accounts receivable-related party.

23 – CONTINGENCIES

Ironridge

In November 2013, we entered into an agreement with Ironridge Global IV, Ltd. (“Ironridge”) whereby we issued 8,690,000 shares of our common stock to Ironridge in settlement for bona fide claims owed to our creditors (the “Claim Amount”). The shares issued to Ironridge were unrestricted securities and exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. Under the terms of the transaction, the number of shares issuable to Ironridge is subject to an adjustment based on the trading price of our common shares such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount, and Ironridge’s reasonable legal fees and expenses which were determined to be $766,238.

On February 10, 2014, Ironridge made a request for, and we issued, an additional 1,615,550 shares of our common stock as a result of the adjustment provisions contained in the stipulation (the “Stipulation”) in the Court Order issued by the California State Court. We expensed these additional shares in December 2013, valued at $210,022, and on February 22, 2014 we issued 1,615,550 share of our common stock to Ironridge.

On April 4, 2014, Ironridge requested an additional 1,646,550 common shares. We declined to issue these additional shares because Ironridge had already received approximately 10,305,550 common shares with a market value of approximately $1,300,000 in satisfaction of $766,238.

On May 6, 2014, Ironridge submitted an ex parte application to the California State Court to compel the issuance of the 1,646,550 common shares, and the California State Court entered an order compelling us to issue the additional shares. The order also prohibits us from issuing or transferring new shares to third parties before issuing these shares. We appealed the court's decision. On the same day, we filed a notice of appeal with the California State Court’s order which automatically stayed the Court’s order. The matter is pending.

We accrued the potential issuance of the shares to Ironridge and have expensed $164,655 to financing costs in the consolidated statement of operations for the year ended December 31, 2014. In October 2015, to stop a contempt action we issued the 1,646,550 shares which had been accrued at December 31, 2014.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

We have vigorously pursued an appeal, and reversal, of the California State Court order and are in litigation in California and New Jersey. On October 29, 2015, Ironridge in California, requested the issuance of an additional 87,000,000 shares under the formula set forth in the Stipulation.

In New Jersey, Ironridge brought an action against Olde Monmouth, our transfer agent, to force it to issue shares or pay damages resulting from their refusal to issue the shares requested by Ironridge. We intervened and contested jurisdiction in New Jersey.  The matter is pending as of the date of this report.

We believe that we have a valid defense to the issuance of the 87,000,000 shares sought by Ironridge based upon usury laws and also violations under the California business code for unconscionable actions since Ironridge paid $766,238 of debt obligations and received a return of approximately $1,300,000. Since we believe we have a strong defense relating to the issuance of the additional 87,000,000 shares we did not account for these shares as an accrual. Legal fees associated with this defense will be expensed as incurred in the future.

Pharmanostics

On December 29, 2015, Pharmanostics Group, LLC, (“Pharmanostics”), a Florida limited liability company, filed a civil lawsuit in Broward County Florida seeking payment of $1,835,712 from Main Avenue. Pharmanostics was our former billing company in which we had an oral contract and they performed billing services for Main Avenue in 2014. On February 28, 2015, we terminated Pharmanostics’ services. Their services were no longer required since we can bill with our own in-house staff. We will vigorously defend with affirmative defenses and counter claims. We are also filing a counter suit for damages caused by Pharmanostics’ poor business practices. The Company considers this lawsuit to be frivolous and as such has not recorded any liability associated with it in the consolidated financial statements as of December 31, 2014.

24- REVENUES NET, FROM CONTRACT PACKAGER AND COMMISSION FEES

The Company previously had an agreement with its Contract Packager, which was superseded by an amended agreement entered into on September 6, 2013. Under this September 6th agreement the Company is entitled to receive a percentage of the Contract Packager’s profit, as defined, net of financing charges and royalties. Since the Company is not deemed to be the principal in these sales transactions we do not report these sales transactions on a gross basis in our consolidated statements of operations. The revenue is reported separately in the consolidated statements of operations as “Revenues net, from Contract Packager”.

The gross sales and cost of sales from this U.S. government contracts were:

	Year Ended December 31,
	2014	2013
Sales from US government contract	$11,571,732	$6,433,644
Cost on US government, per agreement	11,170,114	6,100,006
Revenue - net, from contract packager	$401,618	$333,638

In August 2013, the Company entered into an agreement with a pharmaceutical aggregator (Wholesale Rx) which began shipping generic pharmaceutical and OTC products to independent pharmacies. Under this agreement, which was amended on November 1, 2013, we received a commission of of 12.5% on gross margin of pharmaceutical products shipped prior to November 1, 2013 and 20% on the gross margin of pharmaceutical products after November 1, 2013. This agreement was subsequently amended by oral agreements, the Company received a commission of 14% on gross margins of pharmaceutical products sold.

	Year Ended December 31,
	2014	2013
Sales - Wholesale RX	$1,845,591	$598,829
Cost	1,649,996	528,927
Commission Fees	$195,595	$69,902

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

In August 2014, the Company also entered into two other commission revenue agreements with independent pharmacies which generated commission revenue of $163,751 for the year ended December 31, 2014.

25 - RELATED PARTY TRANSACTIONS

In January 2013, the Company entered into consulting agreement with Implex Corporation, a consulting firm owned by the Company’s legal counsel. The initial agreement terms are for six months and the agreement shall automatically be renewed for a successive month period(s) until one party gives written notice to terminate the agreement thirty days prior to the next termination date. Fees are $25,000 per month and such fees shall be paid in shares of the Company’s common stock rather than cash so as to permit the Company to conserve cash. During 2013, the Company issued to Implex Corporation 824,956 shares of common stock at a fair value of $259,996. During 2014, the Company made no payments to Implex Corporation for services or fees.

During fiscal year 2014, the Company paid $145,000 in consulting fees and $27,178 for interest expense on loans to a consulting firm owned by the Company’s former CEO and a note payable owned to the wife of the former CEO. The Company also paid $189,000 in consulting fees to a consulting firm owned by the Company’s Chief Financial Officer.

During fiscal year 2013, the Company paid $120,000 in consulting fees and $23,231 for interest expense on loans to a consulting firm owned by the Company’s former CEO and a note payable owned to the wife of the former CEO. The Company also paid $178,000 in consulting fees to a consulting firm owned by the Company’s Chief Financial Officer.

The Company has entered into transactions with Mr. Adam Brosius, our interim president as of July 1, 2015 and newly approved president as of November 13, 2015. Mr. Brosius is also owner of Black Cat Consulting and Pharma Sales Group, privately held companies that provide marketing consulting and business to Main Avenue Pharmacy. In 2014, we paid Black Cat Consulting $51,017 in cash and issued 1,500,000 shares of our common stock, valued at $210,000 for consulting fees and incurred costs from Pharma Sales Group of $107,967 for consulting and commission fees. For fiscal year 2015, we paid Pharma Sales Group $17,964,247 for commission fees in which Pharma Sales Group paid to various marketing groups on our behalf. As our President, Mr. Brosius receives $8,000 per month and a travel allowance of $1,000 per month. We also reimbursed Mr. Brosius for various purchases of inventory and supplies using his personal credit card since our credit line was not large enough to support business activities required.

See Note 14 for related party debt and royalties paid to a related party.

See Note 17 for the details on the transactions with Steve Urbanski and GEM.

See Note 21 for purchase order financing with related party.

26 – SUBSEQUENT EVENTS

From January 1, 2015 to date of this filing, we issued 2,501,303 shares of our common stock for the following transactions:

•	1,390,303 common stock shares to consultants under a consulting and service agreement which were valued at $251,855;
•	1,111,000 shares were issued to members of the Board of Directors for services rendered, valued at $200,440.

On March 5, 2015, we entered into two non-binding letters of intent for the acquisition of an equity interest in third-party pharmacies which, if acquired, will expand our activities into approximately forty states, most of which are not currently serviced by Main Avenue. In September 2015, we notified both pharmacies of cancellation of intent for the acquisitions.

On June 30, 2015, our then Chief Executive Officer, President and Secretary, Robert Schneiderman, resigned all positions he held with us. Upon the acceptance of Mr. Schneiderman’s resignation on June 30, 2015, Brian Ettinger, the Chairman of our Board of Directors became our Chief Executive Officer and Chairman of our Board of Directors and Adam Brosius became our President.

SCRIPSAMERICA, INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2014 and 2013

On June 30, 2015, we entered into an agreement with Mr. Schneiderman that provides for the following terms:

•	We agreed to pay to Mr. Schneiderman, a severance of $144,000 in semi-monthly installments of $6,000, commencing in July 2015 until paid. In August 2015 these payments were suspended and we are currently in default.

•	Mr. Schneiderman will meet with our new management, as may be requested, at any mutually convenient time during regular business hours until the close of business on June 30, 2016 and provide such factual background information, documents, files, e-mails, computer files, etc. as may be requested by us.

•	We are obligated to repay two loans in the aggregate amount of $212,669 which mature in January 2016, each bearing simple interest at the rate of 12% per annum. We are required to make monthly payments of interest and pay the principal on the maturity date.

•	We would pay Andrea Schneiderman for loans made to Wholesale Rx of $19,214 which we paid on July 13, 2015.

•	We shall pay the credit card, also issued on the credit of and in the name of Mr. Schneiderman, which has been used by Main Avenue and which has an over-limit balance of $59,614. We are required to pay $30,000 of the total outstanding balance. As of the date of this Form 10-K, these balances have not been paid.

•	Until December 31, 2015, Mr. Schneiderman may sell up to 100,000 shares of our common stock per week, and may accumulate any unsold amount from week to week for a maximum of ten (10) weeks or a total of 1,000,000 shares.

•	For a period of nine months after his termination, Mr. Schneiderman may sell up to 150,000 shares each week, and may accumulate any unsold amount from week to week for a maximum of ten 10 weeks or an aggregate of 1,500,000 shares.

•	Upon the sale of all or any part of the accumulated share total, Mr. Schneiderman may either sell up to 150,000 shares and/or accumulate the difference between the amount sold and the 150,000 share cap.

•	Mr. Schneiderman shall place sell orders of his shares at a price, of not less than one-half of the difference between the highest bid and the lowest offer.

•	After such nine month period, there shall be no further volume restriction, but for a further period of three months all sell orders shall be placed at a price, at the time of placing such order, of no less than one-half of the difference between the highest bid and the lowest offer.

•	Private transactions are not limited or affected by the dribble out provisions applicable to Mr. Schneiderman’s public sales.

On April 10, 2015, we created a wholly owned subsidiary, DispenseDoc, Inc. This new subsidiary will provide services for our new pharmacy dispensing program with individual doctors.

On July 21, 2015, we created a wholly owned subsidiary, Pharmacy Administration, Inc. This new subsidiary would provide billing and administrative services to other independent pharmacies.

On January 5, 2016, the Company and Triumph entered into amendment no. 1 to the revolving line of credit facility. The amendment was entered into to waive all events of default as a result of the financial covenant violations as described in Note 14 for the period December 31, 2014 through September 30, 2015. The amendment also amended the defined terms of the financial covenants beginning with the three month period ended December 31, 2015. The Company was required to pay a $15,000 modification fee in connection with the amendment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 30, 2015, upon the recommendation of the Audit Committee of the Board of Directors (the “Board) of ScripsAmerica, Inc., a Delaware corporation the Board approved the engagement of KMJ Corbin & Company LLP (“KMJ”) as the Company’s independent registered public accounting firm effective immediately, and dismissed Friedman LLP (“Friedman”) as the Company's independent registered public accounting firm.

Friedman’s reports on our consolidated financial statements as of December 31, 2013 and 2012, and for the years then ended, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, although our report for the year ended December 31, 2013 contained an explanatory paragraph relating to our ability to continue as a going concern.

During the two years ended December 31, 2013, and 2012, and through the date of their dismissal, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Friedman’s satisfaction, would have caused Friedman to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. However, Friedman identified material weaknesses in our financial reporting process related to our inadequate finance and accounting resources and ineffective management review over financial reporting.

During the years ended December 31, 2013 and 2012, and the subsequent interim period through July 30, 2015, neither the Company nor anyone acting on its behalf has consulted with KMJ regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements or the effectiveness of internal control over financial reporting, and neither a written report or oral advice was provided to the Company that KMJ concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified in subsection (c) of this Item. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were not effective.

(b) Changes in Internal Controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and our management has concluded that there was no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control Integrated (1992) Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified the following material weaknesses in our internal control over financial reporting:

a)	We do not have written documentation of our internal control policies and procedures. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and had concluded that the control deficiency that resulted represented a material weakness.

b)	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

c)	We had not effectively implemented comprehensive entity-level internal controls.

d)	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

e)	Due to material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.

f)	We did not have formal written agreements for all significant transactions. Having formal written agreements for all significant transactions would reduce the risk of disputes with counterparties. Management evaluated the impact of our failure to have formal written agreements for all significant transactions on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

g)	We had inadequate controls over the process of estimating reserves and chargebacks. Management did not have a formal process to reconcile the number of refills authorized by the prescribing doctor to the number of fulfilled shipments. Management evaluated the impact of our failure to this formal process on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

While management believes that the Company’s consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the control deficiencies identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	We are in the process of further enhancing our internal finance and accounting organizational structure, which includes hiring additional resources.

•	We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

•	We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

We do not expect to have fully remediated these material weaknesses until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual testing for fiscal 2016.

We believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in convertible preferred stock, stockholders’ deficit, and cash flows for the years ended December 31, 2014 and 2013, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and business experience of each of our directors and executive officers as of December 31, 2014 are shown below.  Biographical information for each is set forth following the table.

NAME	AGE	POSITION	DATE APPOINTED
Robert Schneiderman (1)(2)	71	Former Chief Executive Officer, Director	May 12, 2008
Jeffrey Andrews	62	Chief Financial Officer	October 10, 2010
Brian Ettinger (2)(3)	61	Chief Executive Officer, Chairman of the Board of Directors	May 17, 2011
Brian Anderson (4)(5)	62	Director	May 24, 2011
Dr. Joseph Camardo (4)(6)	61	Director	April 1, 2011
Dr. Michael Imperiale (4)(6)	53	Director	April 25, 2011
Andrius Pranskevicius	34	Director	April 1, 2011

(1) On June 30, 2015, Robert Schneiderman resigned all positions he held with us.

(2) Member of Compensation Committee.

(3) On June 30, 2015 Mr. Ettinger was appointed as our interim Chief Executive Officer. Mr. Ettinger became our Director on April 1, 2011 and became Chairman of the Board on May 17, 2011.

(4) Member of Audit Committee.

(5) On April 23, 2015, Brian Anderson passed away.

(6) Member of Nominating and Corporate Governance Committee.

Jeffrey J. Andrews , Chief Financial Officer

Jeffrey Andrews has served as our Chief Financial Officer since October 2010. Prior to that time, Mr. Andrews was a financial consultant with Powell Strategic Advisors, Inc., a financial consulting firm owned by him. He served as the Chief Financial Officer, Treasurer and Secretary of Global Resources Corp., a public alternative energy company, from September 2006 until February, 2010 and as a director from September 2006 until his resignation on May 21, 2008. Mr. Andrews graduated from Villanova University in May, 1974 with a B.S. in Accounting. Since 1978, Mr. Andrews has been a Certified Public Accountant in Pennsylvania.

Brian Ettinger, Interim Chief Executive Officer, Chairman of the Board of Directors.

Brian Ettinger has served as the Chairman of our Board of Directors since April 1, 2011, and our Chief Executive Officer since June 30, 2015. Since January 1984, Mr. Ettinger has practiced law in Houston, Texas.  Mr. Ettinger’s law practice currently emphasizes representation for international and domestic multi-industry businesses, including oil, natural gas and liquefied natural gas, addressing production and exploration, rig equipment and oil services, contracts, negotiations, collections and business development.  Since April 1, 2012, he has served as General Counsel for Drilling Structures Services, Inc., a drilling rig manufacturer and steel fabricator which has facilities in Houston, Texas and Colombia in the free trade zone. Mr. Ettinger has served as General Counsel for United LNG, LP, an international company involved in the production and exporting of liquefied natural gas until December 2014. From September 2011 to June 2012, Mr. Ettinger served as general counsel for Farouk Systems, Inc., an international beauty supply manufacturer and company. Since May 2014, Mr Ettinger serves as General Counsel for TIEC, Inc. which provides training, quality control and consulting for the oil service industry under API guidelines and certifications. Since 2002, Mr. Ettinger has served as the CEO and General Counsel for Worldwide Strategic Partners, Inc., a privately-held energy consulting firm involved in domestic and international energy projects involving oil and gas production, exploration, alternative fuels, waste to energy, biofuels, power and pipelines. Mr. Ettinger is a registered lobbyist for foreign governments, sovereign owned energy companies, and international businesses, and he is also a qualified mediator and arbitrator for domestic and international legal matters.  Mr. Ettinger served or serves on company board of directors in the Oil and Gas and Health Care Industry.  Mr. Ettinger received a B.A. degree in Political Science and Economics from LaSalle College in 1974 and a Juris Doctor degree from South Texas College of Law in 1983.

Brian Anderson, Former Director

Brian Anderson served as our director from May 24, 2011, until April 23, 2015, when he passed away. Beginning on February 1, 2011, until his death, Mr. Anderson was the Chief Operating Officer of The Broadsmoore Group, a privately-held diversified merchant bank providing fully integrated business and investment services for private equity, public market and real estate transactions.

Joseph Camardo, M.D., Director

Joseph Camardo has served as our director since April 1, 2011. Dr. Camardo was employed at Wyeth-Ayerst Laboratories in Philadelphia from 1989 until 2010 as the Associate Director of Clinical Research. Dr. Camardo received a Bachelor of Arts degree in Biology from the University of Pennsylvania in Philadelphia in 1974, and an MD from the University of Pennsylvania School of Medicine in 1979. He completed his internship at the Hospital of the University of Pennsylvania in 1980, and his residency at Presbyterian Hospital in Philadelphia in 1988. Between his internship and residency Dr. Camardo worked as a postdoctoral fellow at the Division of Neurobiology and the Department of Pharmacology at the College of Physicians and Surgeons of Columbia University in New York.

Michael Imperiale, M.D., Director

Michael Imperiale has served as our director since April 1, 2011. Since 2009 Dr. Imperiale has served as Senior Director, Global Medical Affairs for BioMarin in Novato, California. From 2007 to 2009, he was Vice President of Clinical Research Operations at Hana Biosciences in South San Francisco. Dr. Imperiale has served in a number of positions in the Pharmaceutical and Biotechnology industries including as Senior Director of Medical Services at Nuvelo and Director of Clinical Trials Development at Exelixis from 2004 to 2006. Dr. Imperiale received a M.D. from The Hahnemann University School of Medicine in 1987 and a B.A. from Villanova University in 1982.

Andrius Pranskevicius, Director

Andrius Pranskevicius has served as our director since April 1, 2011. Since October 2010, Mr. Pranskevicius has served as an investment manager at Mart Management LLC, a private equity advisor. From January 2007 to March 2010, he was the Chief Financial Officer at MMM Projecktai UAB, a real estate development and acquisition firm. Mr. Pranskevicius received a B.A. in Management and Business Administration in 2001 from Vilnius University in Lithuania.

Adam Brosius, President, Director

Adam Brosius, age 50, has served as our consultant and Director of Business Development since May of 2012. Mr. Brosius negotiated several contracts and business arrangements with our pharmaceutical partners.

From May of 2001 to present, Mr. Brosius has served as the President and owner of Black Cat Consulting, Inc. a privately held company that provides marketing, consulting and business.

Prior to providing services to us, Mr. Brosius has worked in both the public and private sector as a business and sales consultant, both writing and implementing successful sales and marketing plans, thereby helping many companies boost sales revenues.  Mr. Brosius has worked in the Fortune 500 arena with both IBM and ADP in the past.

Anderson L. Triggs, Director

On May 12, 2015, Anderson L. Triggs was appointed as our Director to fill an existing vacancy.

Mr. Triggs is 35 years of age. From 2012 to present, Mr. Triggs has been the Operations Manager of United Pharmacy in West Palm Beach where he is responsible for its compliance with federal and state regulations applicable to its pharmacy operations including licensing. Additionally, he is responsible for management of retail/sterile compounding pharmacy operations.

From 2011 to present, Mr. Triggs has served as a consultant in compliance and operations matters for various compounding pharmacies.

From April 2007 to June 2012, Mr. Triggs served as the Operations Manager for Palm Beach Pharmaceuticals in Palm Beach Gardens, FL where he was responsible for operational management of its retail/sterile compounding pharmacy including personnel, licensing, sourcing raw materials, federal and state compliance, inventory, production, quality control, coordination with physicians, research and development and an annual budget that exceeded $2,000,000. Palm Beach Pharmaceuticals serviced 3,500 patients in 43 states.

As our Director, Mr. Triggs brings his expansive knowledge of pharmaceutical compliance and operations.

Mr. Triggs received a Master’s Degree in Business Administration with Honors in May of 2010 from Nova Southeastern University in Davie Florida. Mr. Triggs received a Bachelor’s Degree in Business Administration from Florida Atlantic University in Boca Raton Florida. Mr. Triggs received his Associates Degree in Business Administration in 2007 from Indian River Community College.

Prior to his civilian education and employment, Mr. Triggs had a distinguished career in the United States Army.

William Austin Lewis IV, Director

On March 26, 2015, William Austin Lewis was appointed as our Director to fill an existing vacancy. Mr. Lewis brings his expansive knowledge of corporate finance and public company management.

William Austin Lewis, IV is 39 years of age. Since July of 2012, Mr. Lewis has served as the Chief Executive Officer, Chief Financial Officer, and a Director of PAID, Inc., an Internet e-commerce company.

In 2004, Mr. Lewis founded Lewis Asset Management Corp., an investment management company headquartered in New York City, and since such time served as its Chief Executive Officer.

Since January of 2009, Mr. Lewis has served as a director of MAM Software Group, Inc. which has a class of securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”).

Since July 20, 2015, Mr. Lewis has served as a director and chairman of the audit committee of Quest Solutions, Inc. which has a class of securities registered under the Exchange Act.

Since November 2015, Mr. Lewis has served as a director and chairman of the compensation committee of Fluoro Pharma Medical, Inc. which has a class of securities registered under the Exchange Act.

Mr. Lewis received his Bachelor of Science degree in Finance and Financial Economics from James Madison University in 1998.

Section 16(a) Beneficial Reporting Compliance

No person who, during the fiscal year ended December 31, 2014, was our Director or executive officer, or beneficial owner of more than ten percent of our Common Stock (which is the only class of our securities registered under Section 12 of the Exchange Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year.

Audit Committee; Audit Committee Financial Expert

As of December 31, 2014, the three members of the Audit Committee of our Board of Directors (the “Audit Committee”) were Brian Anderson (Chairman), Dr. Joseph Camardo and Dr. Michael Imperiale. Brian Anderson passed away in 2015 and was replaced by Austin Lewis.

The Board of Directors determined that each member of the Audit Committee meets the independence criteria prescribed by applicable law and the rules of the Securities and Exchange Commission for audit committee membership and meets the criteria for audit committee membership required by NASDAQ. Further, each Audit Committee member meets NASDAQ’s financial knowledge requirements. Also, our Board has determined that Brian Anderson qualified as an “audit committee financial expert,” as defined in the rules and regulations of the Securities and Exchange Commission. Until he passed away, Mr. Anderson qualified as an independent director under Rule 10A-3 of the Securities Exchange Act of 1934 and as defined in Nasdaq Marketplace Rule 4200(15). Mr. Anderson was replaced by Austin Lewis.

Code of Ethics

On May 17, 2011, we adopted a code of ethics that applies to all of our directors, officers (including our Chief Executive Officer and Chief Financial Officer, and any person performing similar functions) and employees. We have made our Code of Ethics available by filing it as Exhibit 14 to our registration statement on Form S-1, as amended (SEC File No. 333-174831), filed with the Securities and Exchange Commission on June 10, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2014, and 2013 in all capacities for the accounts of our executive officers, including our Chief Executive Officer and Chief Financial Officer:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Schneiderman (1)(2)	2014	$145,000	$–	$840	$235,599	–	$381,439
Chief Executive Officer	2013	$120,000	–	$–	$–	–	$120,000

Jeffrey Andrews (3)	2014	$189,300	–	$840	$234,724	–	$424,864
Chief Financial Officer	2013	$178,000	–	$–	$–	–	$178,000

(1) On June 30, 2015 Robert Schneiderman resigned all positions he held with us. In 2014, we paid $145,000 to RS and Associates, a company controlled by Robert Schneiderman for his service.

(2) On April 25, 2014 we issued 2,510,000 options to purchase common shares to Robert Schneiderman at the exercise price of $0.1180 per share and a fair value of $219,685. On October 8, 2014 we issued 10,000 options to purchase common shares to Robert Schneiderman at the exercise price of $0.0990 per share and a fair value of $765. On December 3, 2014 we issued 10,000 options to purchase common shares to Robert Schneiderman at the exercise price of $0.1210 per share and a fair value of $924. On December 31, 2014 we issued 100,000 options to purchase common shares to Robert Schneiderman at the exercise price of $0.1870 per share and a fair value of $14,225. On October 6, 2014 we issued 4,000 shares of our common stock valued at $360 and on December 4, 2014, we issued 4,000 shares of our common stock valued at $480.

(3) In 2014, we paid $189,300 to Powell Strategic Advisors, a company controlled by Jeffrey Andrews, for services rendered. On April 25, 2014 we issued 2,500,000 options to purchase common shares to Mr. Andrews at the exercise price of $0.1180 per share and a fair value of $218,810. On October 8, 2014 we issued 10,000 options to purchase common shares to Mr. Andrews at the exercise price of $0.0990 per share or an aggregate of $765. On December 3, 2014 we issued 10,000 options to purchase common shares to Mr. Andrews at the exercise price of $0.1210 per share and a fair value of $924. On December 31, 2014 we issued 100,000 options to purchase common shares to Mr. Andrews at the exercise price of $0.1870 per share and a fair value of $14,225. On October 6, 2014 we issued 4,000 shares of our common stock valued at $360 and on December 4, 2014, we issued 4,000 shares of our common stock valued at $480.

Employment Agreements

We do not have any employment agreements with any of our executive officers. Our former Chief Executive Officer, Robert Scheinderman and our Chief Financial Officer, Jeffrey Andrews, each entered into a five year non-compete and non-solicitation provision. They are also subject to a confidentiality provision. Lastly, under these agreements, each assigned to us any and all inventions, developments and improvements they developed and which are within the scope of our business (regardless of where and when invented, developed or improved). As of December 31, 2014, our executive officers provided full time services to us.

Director Compensation

In June 2011, upon recommendation of the Compensation Committee of the Board of Directors, our Board approved a compensation plan for our outside, or non-employee directors as follows: Each outside director receives options to purchase 100,000 shares of restricted common stock upon election or appointment to our Board of Directors. Outside Directors receive $1,500 ($1,000 prior to October 2014) and 4,000 shares of restricted common stock for each board meeting attended (in person or by telephonic means). Each outside director who is a member of a committee receives 4,000 shares of restricted stock for each committee meeting attended (in person or by telephonic means).

Our stock option plan for non-employee directors grants:

•	Options to purchase 100,000 common shares each year,
•	Options to purchase 10,000 common shares for each Board of Director meeting attended, and
•	Options to purchase 5,000 common shares for attendance at each committee meeting.

The options are exercisable for three years at the exercise price equal to 110% of the closing price of our common shares on the date of the grant.

Our Board of Directors is required to meet four times a year.

Our audit committee meets at least four times each year, and the Compensation Committee and the Nominating Committee meets at least twice each year.

On November 13, 2015, the Board of directors approved a change to the board members’ compensation for the first six months of 2016. Effective January 1, 2016, the new compensation for board members is $1,000 per month plus $3,000 worth of common stock or options to purchase common stock at the choice of the individual member. This new compensation fee replaces the prior fee of $1,500 a meeting and 10,000 options for each meeting attended. The board of director’s compensation will be evaluated again sometime prior to July 1, 2016.

Outstanding Equity Awards At Year End

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Brian Ettinger(1)	$6,000	$2,600	$24,098	–	–	–	$32,698
Brian Anderson(2)	$6,000	$2,960	$19,117	–	–	–	$28,077
Dr. Joseph Camardo(3)	$6,000	$2,960	$19,601	–	–	–	$28,561
Dr. Michael Imperiale(4)	$6,000	$2,960	$19,601	–	–	–	$28,561
Andrius Pranskevicius(5)	$5,000	$2,160	$18,150	–	–	–	$25,310
Robert Schneiderman(6)	$3,000	$–	$–	–	–	–	$3,000

1)	Consists of $6,000 paid in cash for board meetings attended during 2014, 24,000 shares of common stock issued for attendance at board and committee meetings during 2014 and options exercisable into 190,000 shares of common stock.
2)	Consists of $6,000 paid in cash for board meetings attended during 2014, 28,000 shares of common stock issued for attendance at board and committee meetings during 2014 and options exercisable into 155,000 shares of common stock.
3)	Consists of $6,000 paid in cash for board meetings attended during 2014, $28,000 shares of common stock issued for attendance at board and committee meetings during 2014 and options exercisable into 160,000 shares of common stock.
4)	Consists of $6,000 paid in cash for board meetings attended during 2014, $28,000 shares of common stock issued for attendance at board and committee meetings during 2014 and options exercisable into 160,000 shares of common stock.

5)	Consists of $5,000 paid in cash for board meetings attended during 2014, $20,000 shares of common stock issued for attendance at board and committee meetings during 2014 and options exercisable into 145,000 shares of common stock.
6)	Consists of $3,000 paid in cash for board meetings attended during 2014.

Outstanding Equity Awards at Year End

Except as set forth above, we do not have any equity compensation plans and we have not made any equity awards to any of our officers or directors. Except as set forth above, we do not have any outstanding options or other forms of equity compensation for our officers and directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The below sets forth, as of December 31, 2014, certain information concerning the beneficial ownership of our outstanding securities, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after December 31, 2014, through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table below is based upon 136,937,253 common shares outstanding as of December 31, 2014.

COMMON STOCK Name and Address (1) & (2)	Shares of Common Stock Beneficially Owned	Percent of Common Stock
Jeffrey Andrews, Chief Financial Officer (3)	6,908,000	4.9%
Brian Ettinger, Chairman of the Board (4)	803,000	<1%
Brian Anderson, Director (5)	503,000	<1%
Dr. Michael Imperiale, Director (6)	540,000	<1%
Andrius Pranskevicius, Director (7)	6,625,504	4.6%
Dr. Joseph Camardo, Director (8)	696,000	<1%
All executive officers and directors (6 persons)	16,075,504	10.9%

Robert Schneiderman, Former Chief Executive Officer (9) 843 Persimmon Lane, Langhorne, PA 19047	21,646,484	15.5%
Steve Urbanski, (10) 1142 Bonnie Lane, Mount Pleasant, SC 29464	15,116,400	11.0%

PREFERRED STOCK Name and Address	Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock (2)
Andrius Pranskevicius, Director (11)	2,990,252	100%
Total	2,990,252	100%

(1)	The address for each named person, other than Mr. Steve Urbanski and Mr. Robert Schneiderman, is c/o ScripsAmerica, Inc., 1094 Main Avenue, Suite A, Clifton, NJ 07011.

(2)	For each named person and group included in this table, percentage ownership of our common stock is calculated by dividing the number of shares of our common stock beneficially owned by such person or group by the sum of (a) 136,937,253 shares of our common stock outstanding as of December 31, 2014 and (b) the number of shares of our common stock that such person has the right to acquire within 60 days after December 31, 2014.

(3)	Includes 3,788,000 shares of common stock held by Mr. Andrews, 500,000 shares of common stock held by members of Mr. Andrews family and 2,620,000 shares of common stock issuable upon the exercise of stock options held by Mr. Andrews.

(4)	Includes 188,000 shares of common stock held by Mr. Ettinger and 615,000 shares of common stock issuable upon the exercise of stock options held by Mr. Ettinger.

(5)	Includes 28,000 shares of common stock held by Mr. Anderson and 475,000 shares of common stock issuable upon the exercise of stock options held by Mr. Anderson.

(6)	Includes 60,000 shares of common stock held by Mr. Imperiale and 480,000 shares of common stock issuable upon the exercise of stock options held by Mr. Imperiale.

(7)	Includes 5,980,504 shares of common stock issuable upon the conversion of 2,990,252 shares of Series A Preferred Stock held by Development 72, LLC, a limited liability company owned by Mr. Pranskevicius, who is a member of our board of directors by virtue of being nominated to the board by the Series A Preferred Stock pursuant to our amended and restated articles of incorporation, 180,000 shares of common stock held by Mr. Pranskevicius and 465,000 shares of common stock issuable upon the exercise of stock options held by Mr. Pranskevicius.

(8)	Includes 216,000 shares of common stock held by Mr. Camardo and 480,000 shares of common stock issuable upon the exercise of stock options held by Mr. Camardo.

(9)	Includes 17,968,000 shares of common stock held by Mr. Schneiderman, 314,292 shares of common stock held by Harry James Production DBA R S and Associates, a consulting firm owned by Mr. Schneiderman, 424,192 shares held by Mr. Schneiderman’s spouse and 2,940,000 shares of common stock issuable upon the exercise of stock options held by Mr. Schneiderman.

(10)	Includes 14,616,400 shares of common stock held by Mr. Urbanski and 500,000 shares of common stock held by his spouse.

(11)	Andrius Pranskevicius is the sole holder of our Series A Preferred Shares. Each one Series A Preferred Share is entitled to two votes on all matters submitted to a vote of our common stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In June 2012, we entered into an agreement with Development 72, a company controlled by Andrius Pranskevicius, our Director, whereby we may borrow up to $1,200,000, at the interest rate of 0.6% per 10 day period, 1.8% monthly and 21.6% annually.  During the years ended December 31, 2014 and 2013, we financed $9,942,240 and $5,114,321 respectively of our purchase orders and incurred interest expenses of $40,400 and $73,232 respectively.  As of December 31, 2014 and December 31, 2013, the unpaid purchase order balance was $0 and $1,037,494, respectively, and accrued fees and interest are $0 and $24,192, respectively.

The Company has entered into transactions with Mr. Adam Brosius, our interim president as of July 1, 2015 and newly approved president as of November 13, 2015. Mr. Brosius is also owner of Black Cat Consulting and Pharma Sales Group, privately held companies that provide marketing consulting and business to Main Avenue Pharmacy. In 2014, we paid Black Cat Consulting $51,017 in cash and issued 1,500,000 shares of our common stock, valued at $210,000 for consulting fees and incurred costs form Pharma Sales Group of $107,967 for consulting and commission fees. For fiscal year 2015, we incurred costs from Pharma Sales Group $17,964,247 for commission fees in which Pharma Sales Group paid to various marketing groups on our behalf. As our President, Mr. Brosius receives $8,000 per month and a travel allowance of $1,000 per month. We also reimbursed Mr. Brosius for various purchases of inventory and supplies using his personal credit card since our credit line was not large enough to support business activities required.

On January 29, 2014, Implex entered into an agreement to acquire Main Avenue for $550,000. The initial installment payment of $475,000 was made with a $175,000 payment from us on Implex’s behalf, $300,000 in borrowings obtained by Implex, $250,000 from a current stockholder and $50,000 was paid by a related party. A $60,000 installment payment was made in April 2014 and the final payment was made in June 2014. The purchase price was paid in full as of June 30, 2014.  In October 2014, Implex’s ownership interest in Main Avenue was transferred to us for no additional consideration and as a result, we own 100% of Main Avenue.

In January 2014, we formed Forbes Investments, Ltd. (“Forbes Investments”) to market, supply and distribute RapiMed® in China.  We formed Global Pharma, Inc. (“Global Pharma”), a related party, to be the distributor, and its ownership was as follows: (a) we held 37%, (b) Forbes Investments held 37% and (c) Sterling LLC held 26%.

Global Pharma entered into an exclusive sublicensing agreement with NYJJ Hong Kong Ltd. on January 28, 2014 to generate initial and ongoing orders in Hong Kong upon registration approval by the government of China.  On February 22, 2014, Global Pharma entered into an exclusive sub-licensing agreement with Jetsaw Pharmaceutical, Inc. for the marketing and distribution of RapiMed® in Canada for an initial term of three years.  As of December 31, 2014, no funds have been provided by any partner, no losses or income generated and we terminated our efforts to commercialize RapiMed®.

On August 15, 2012, we entered into a four (4) year term loan agreement in the amount of $500,001 with Development 72, LLC (“Development 72”), a Limited Liability Company, controlled by Andrius Pranskevicius, our Director, for the purpose of funding inventory purchases of RapiMed®.  This loan bears interest at the rate of 9% per annum, with 48 equal monthly installments of interest and principal payments of $12,443 and matures on August 15, 2016.  We may prepay the loan, in full or in part, subject to a prepayment penalty equal to 5% of the amount of principal being prepaid.  The loan is secured by our assets.

In the event of our default of the loan, the interest rate will increase to 13% for as long as the default continues. A default will occur upon (i) non-payment of a monthly installment or non-performance under the note or loan agreement, which is not cured within ten (10) days of written notice of such non-payment or nonperformance from Development 72, (ii) a materially false representation or warranty made to Development 72 in connection with the loan, (iii) our bankruptcy or dissolution or (iv) a change of our control or an acquisition of an entity or business by us without the affirmative vote of Andrius Pranskevicius.

In addition to the monthly loan repayments, during the 48 month period ending August 15, 2016, and regardless if the loan is prepaid in full, we are obligated to pay to Development 72 a royalty equal to one percent (1%) of all revenues that we receive from our sale or distribution of RapiMed®.  There were no sales during the years ended December 31, 2014 and 2013.

On September 11, 2014 we obtained loans in the amount of $30,000 from RS and Associates, a company owned by our former Chief Executive Officer, Robert Schneiderman. Principal on the note is due upon maturity on April 1, 2016. In June of 2014, the maturity date was extended to April 1, 2016. At the option of the holder, the principal and interest due under the note can be converted into our common stock at any time until maturity at the rate of $0.17 per share.  The note provides for interest only payments of 3%, payable quarterly. As of December 31, 2014, the principal balance of the note was $80,000.

In 2012, we received $50,000 in cash for a convertible promissory note from our former Chief Executive Officer Robert Schneiderman. The note provides for interest only payments of 3%, payable quarterly, in cash, or shares of our common stock at the price of $0.17 per share, at the option of the holder. Principal is due on April 1, 2016. At the option of the holder, the principal and interest can be converted into common stock at any time during the term of the loan at the rate of $0.17 per share. Marlex Pharmaceuticals co-signed this note.

On November 18, 2014, Main Avenue borrowed $100,000 from the wife of our former Chief Executive Officer, Robert Schneiderman, to provide funding for inventory. This loan bears interest at the rate of 12% per annum. Interest payments are due monthly beginning on December 31, 2014. The note matures January 30, 2016. Additionally, we were obligated to pay a royalty of $3.33 for every box of pain patches sold for a period of 90 days beginning November 18, 2014. The balance of the loan as of December 31, 2014, was $100,000.

To finance the purchase of Main Avenue, Implex borrowed $50,000 from the wife of our former Chief Executive Officer, Robert Schneiderman.  This loan bears interest at the rate of 12% per annum, with 12 equal monthly installments of interest and principal payments of $4,412 beginning April 1, 2014 until May 1, 2015.  Additionally, we are obligated to pay a royalty of $5 on the first 10,000 prescriptions processed by Main Avenue during the preceding month (except that the first such payment shall include prescriptions processed since the initial closing on February 7, 2014) and $2 for all prescriptions thereafter.  This loan was paid in full on December 9, 2014.

On May 19, 2014, Main Avenue borrowed $75,000 from the wife of our former Chief Executive Officer, Robert Schneiderman, in order to provide funding for inventory and payment of commission expenses.  This loan bears interest at the rate of 24% per annum, interest payments are due monthly beginning July 1, 2014. The note matures on May 18, 2015. Additionally, we are obligated to pay a royalty of $2 for each prescription processed by Main Avenue upon the commencement of the $8 royalty under the investment contract dated January 17, 2014, with Implex.  This loan was paid in full on December 9, 2014.

On June 30, 2015, we entered into an agreement with our former Chief Executive Officer, Robert Schneiderman that provides for the following terms:

•	We agreed to pay to Mr. Schneiderman, a severance of $144,000 in semi-monthly installments of $6,000, commencing on July, 2015 until paid. In August 2015 these payments were suspended and we are presently in default.

•	Mr. Schneiderman will meet with our new management, as may be requested, at any mutually convenient time during regular business hours until the close of business on June 30, 2016 and provide such factual background information, documents, files, e-mails, computer files, etc. as may be requested by us.

•	We are obligated to repay two loans in the aggregate amount of $212,669 which mature in January 2016, each bearing simple interest at the rate of 12% per annum. We are required to make monthly payments of interest and pay the principal on the maturity date.

•	We are required to pay Andrea Schneiderman, for loans made to Wholesale Rx, which have an unpaid balance of $19,214. This payment has not been made as of the date of the filing of this Form 10-K.

•	We shall pay the credit card, also issued on the credit of and in the name of Mr. Schneiderman, which has been used by Main Avenue and which has a over-limit balance of $59,614. We are required to pay $30,000 of the total outstanding balance. As of the date of this Form 10-K, these balances have not been paid.

•	Until December 31, 2015, Mr. Schneiderman may sell up to 100,000 shares of our common stock per week, and may accumulate any unsold amount from week to week for a maximum of ten weeks or a total of 1,000,000 shares.

•	For a period of nine months after his termination, Mr. Schneiderman may sell up to 150,000 shares each week, and may accumulate any unsold amount from week to week for a maximum of ten weeks or an aggregate of 1,500,000 shares.

•	Upon the sale of all or any part of the accumulated share total, Mr. Schneiderman may either sell up to 150,000 shares and/or accumulate the difference between the amount sold and the 150,000 share cap.

•	Mr. Schneiderman shall place sell orders of his shares at a price, of not less than one-half of the difference between the highest bid and the lowest offer.

•	After such nine month period, there shall be no further volume restriction, but for a further period of three months all sell orders shall be placed at a price, at the time of placing such order, of no less than one-half of the difference between the highest bid and the lowest offer.

•	Private transactions are not limited or affected by the dribble out provisions applicable to Mr. Schneiderman’s public sales.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 30, 2015, The Company dismissed Freidman LLP (“Freidman”) as our independent registered public accounting firm and appointed KMJ Corbin & Company LLP (“KMJ”) as our independent registered public accounting firm for the year ended December 31, 2014.

KMJ has audited our consolidated financial statements for the year ended December 31, 2014

The following is a summary of the fees billed to us by KMJ and Freidman for professional services rendered for the years ended December 31, 2014 and 2013. These fees are for work performed in the years indicated:

Fee Category	KMJ 2014	Freidman 2014	Freidman 2013
Audit Fees	$82,500	$154,000	$110,000
Audit Related Fees	0	0	6,500
Tax Fees	0	0	–
All Other Fees	0	0	–
Total Fees	$82,500	$154,000	$116,500

Audit Fees Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that were normally provided by KMJ and Freidman in connection with statutory and regulatory filings or engagements in fiscal 2014 and 2013.

Audit Related Fees Consists of fees billed for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services were provided by Freidman LLP in connection with a registration statement and SEC reports we filed in 2014 and 2013.

Tax Fees Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

The Board has adopted a policy that requires advance approval of all audits, audit-related, tax, and other services performed by our independent registered public accounting firm. The policy provides for pre-approval by the Board of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Board must approve the permitted service before the independent registered public accounting firm is engaged to perform it. All of the services performed by our independent registered public accounting firms during 2014 and 2013 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on January 29, 2016 by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.

/s/ Brian Ettinger

Brian Ettinger, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

____________________________________	Director	January 29, 2016
Joseph Camardo, M.D.

____________________________________	Director	January 29, 2016
Michael Imperiale, M.D.

____________________________________	Director	January 29, 2016
Andrius Pranskevicius

____________________________________	Director	January 29, 2016
Anderson L. Triggs

____________________________________	Director	January 29, 2016
William Austin Lewis, IV

	Director	January 29, 2016
Adam Brosius

