Form 10-Q
period 2015-03-31
ScripsAmerica, Inc.
filed 2016-04-04
CIK 1521476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to __________________

Commission File Number: 000-54550

SCRIPSAMERICA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	26-2598594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1094 Main Avenue, Suite A, Clifton, NJ 07011

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

Yes ☐ No ☒

As of March 31, 2016, the registrant had 141,084,564 shares of common stock, $.001 par value, issued and outstanding and 2,990,252 shares of Series A Preferred Stock issued and outstanding.

SCRIPSAMERICA, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2015

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART II. OTHER INFORMATION

SCRIPSAMERICA, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$160,846	$454,215
Accounts receivable trade, net of allowance for deductions of $429,415 and $589,415, respectively	2,188,932	3,128,951
Receivable - commissions	24,397	113,647
Inventories	1,348,789	735,763
Prepaid expenses and other current assets	92,092	91,661

Total Current Assets	3,815,056	4,524,237

Property and Equipment, net	111,289	101,393

Other Assets
Intangible assets	538,000	538,000
Other assets, net	454,815	480,406
	992,815	1,018,406

TOTAL ASSETS	$4,919,160	$5,644,036

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts receivable line of credit	$624,376	$377,056
Accounts payable and accrued expenses	3,627,602	4,873,166
Reserve for charge backs	1,383,438	1,302,441
Royalty payable	14,643	26,827
Royalty payable - related party	3,081	5,520
Note payable, current portion	200,000	–
Notes payable - related party, current portion	141,000	–
Stock to be issued	40,195	40,195
Current portion of long-term debt - related party	137,062	134,024
Total Current Liabilities	6,171,397	6,759,229

Non-Current Liabilities
Preferred stock dividends payable	292,040	271,180
Accrued expense for Ironridge settlement	1,400,000	–
Note payable, net of current portion	–	200,000
Notes payable - related party, net of current portion	–	100,000
Convertible notes payable - related parties	112,669	112,669
Convertible notes payable	559,852	559,852
Finance fee payable	25,000	25,000
Long-term debt, net of current portion - related party	60,837	96,262
Total Non-Current Liabilities	2,450,398	1,364,963

Total Liabilities	8,621,795	8,124,192

Commitments and Contingencies
Series A convertible preferred stock - $0.001 par value; 10,000,000 shares authorized, 2,990,252 shares issued and outstanding (aggregate liquidation preference of $1,335,040 at March 31, 2015)	1,043,000	1,043,000

Stockholders' Deficit
Common stock - $0.001 par value; 250,000,000 shares authorized; 139,013,556 and 136,937,253 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	139,014	136,937
Additional paid-in capital	15,484,077	15,040,696
Accumulated deficit	(20,104,875)	(18,423,564)

Total ScripsAmerica, Inc. Stockholders' Deficit	(4,481,784)	(3,245,931)

Noncontrolling interest	(263,851)	(277,225)

Total Stockholders' Deficit	(4,745,635)	(3,523,156)

TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT	$4,919,160	$5,644,036

See accompany notes to the condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
Net revenues
Product revenues, net	$9,370,581	$617,133
Revenues net, from contract packager	–	123,702
Commission fees	49,542	83,024
Total net revenues	9,420,123	823,859

Cost of goods sold
Product	1,589,529	109,129
Royalty expense	62,485	117,060
	1,652,014	226,189

Gross profit - product	7,768,109	597,670

Selling	6,637,204	425,767
General and administrative expenses	814,259	171,291
Ironridge settlement (Note 15)	1,400,000	–
Selling, general and administrative expenses share-based compensation issued for services	445,458	214,171

Total operating expenses	9,296,921	811,229

Loss from operations	(1,528,812)	(213,559)

Other income (expenses), net
Interest expense	(56,237)	(82,923)
Financing costs	(62,028)	(813,394)
Change in fair value of derivative liabilities	–	(512,790)
Amortization of debt discount	–	(93,335)
Gain on extinguishment of debt	–	456,912
Income from equity investments	–	1,309
	(118,265)	(1,044,221)

Loss before provision for income taxes	(1,647,077)	(1,257,780)

Provision for income taxes	–	–

Net loss	(1,647,077)	(1,257,780)

Net income (loss) attributable to noncontrolling interest	13,374	(44,400)

Net loss attributable to ScripsAmerica, Inc.	(1,660,451)	(1,213,380)

Preferred stock dividend	(20,860)	(20,860)

Net loss attributable to common stockholders	$(1,681,311)	$(1,234,240)

Net loss per common share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic	138,796,270	108,380,842
Diluted	138,796,270	108,380,842

See accompany notes to the condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders' Deficit

For the three months period ended March 31, 2015 (Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders' Deficit of ScripsAmerica,	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interest	Deficit
Balance - December 31, 2014	2,990,252	$1,043,000	136,937,253	$136,937	$15,040,696	$(18,423,564)	$(3,245,931)	$(277,225)	$(3,523,156)

Common stock issued for services - employees and directors	–	–	911,000	911	185,129	–	186,040	–	186,040
Common stock issued for services - non employees	–	–	1,165,303	1,166	230,438	–	231,604	–	231,604
Dividends for convertible preferred stock	–	–	–	–	–	(20,860)	(20,860)	–	(20,860)
Common stock options issued for services - directors	–	–	–	–	18,494	–	18,494	–	18,494
Common stock options issued for services - employees	–	–	–	–	9,320	–	9,320	–	9,320
Net loss	–	–	–	–	–	(1,660,451)	(1,660,451)	13,374	(1,647,077)

Balance - March 31, 2015	2,990,252	$1,043,000	139,013,556	$139,014	$15,484,077	$(20,104,875)	$(4,481,784)	$(263,851)	$(4,745,635)

See accompanying notes to the condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(1,647,077)	$(1,257,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from equity method investee	–	(1,309)
Amortization of discount on convertible notes payable	–	93,335
Depreciation expense	9,226	–
Amortization of financing fees	28,216	8,000
Common stock issued for services	417,644	158,800
Common stock issued for payment of royalty fees	–	56,553
Common stock issued for financing fees	–	66,000
Options issued for services - employees and directors	27,814	3,971
Warrants issued for settlement agreement	–	552,318
Change in fair value of derivative liabilities	–	512,790
Settlement with Ironridge	1,400,000	–
Settlement with Pharmanostics	287,500	–
Gain on extinguishment of debt	–	(456,912)
Allowance for chargebacks	80,997	–

Change in operating assets and liabilities
Accounts receivable - trade	940,019	(459,442)
Accounts receivable - related party	–	(59,801)
Receivable - commissions	89,250	–
Receivable - contract packager	–	4,037
Prepaid expenses and other assets	(3,056)	(23,849)
Inventories	(613,026)	(12,844)
Accounts payable and other liabilities	(1,547,687)	346,791
Cash used in operating activities	(530,180)	(469,342)

Cash flows from investing activities
Acquisition of businesses	–	(175,000)
Purchase of property and equipment	(19,122)	(52,169)
Cash used in investing activities	(19,122)	(227,169)

Cash flows from financing activities
Payments under bank line of credit, net	–	(99,222)
Proceeds from accounts receivable line of credit, net	247,320	–
Proceeds from issuance of common stock	–	1,277,902
Proceeds from term loan, net	–	87,313
Proceeds from convertible notes payable	–	73,620
Proceeds from notes payable - related party	41,000	–
Payments for PO financing from related party, net	–	(603)
Payments on convertible notes payable	–	(259,003)
Payments on note payable - related party	(32,387)	(37,572)
Payments to member of noncontrolling interest	–	(114,237)
Cash provided by financing activities	255,933	928,198

Net change in cash	(293,369)	231,687

Cash - Beginning of period	454,215	47,293

Cash - End of period	$160,846	$278,980

Supplemental disclosures of cash flow information
Cash Paid:
Interest	$68,317	$35,490
Noncash financing and investing activities:
Accrued preferred stock dividend payable	20,860	20,860
Debt incurred to finance Main Ave Pharmacy	–	(300,000)
Assets acquired in Business Combination	–	300,000

See accompany notes to the condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

1 – ORGANIZATION AND BUSINESS

ScripsAmerica, Inc, (“us”, “we”, “our” or the “Company”) was incorporated in the State of Delaware on May 12, 2008. At March 31, 2015 the Company had one wholly owned subsidiary, Main Avenue Pharmacy Inc. (“Main Avenue”), a Delaware Corporation, and owned 90% of PIMD International LLC., (“PIMD”), a Florida Limited Liability Company. The accompanying condensed consolidated financial statements reflect our financial information and that of Main Avenue and PIMD.

In December 2014, we acquired a 90% interest in PIMD. Prior to acquiring a 90% interest in PIMD, PIMD was consolidated as it was considered a variable interest entity (“VIE”).

Since February 2014, our primary business has been the sale and compounding of non-sterile topical and transdermal pain creams through the acquisition of Main Avenue and fulfillment services to the independent pharmacy distribution business, which we service through PIMD.

We also have entered into agreements with third parties pursuant to which we receive a percentage of the gross profit on sales of pharmaceutical products.

The accompanying unaudited interim condensed consolidated financial statements of the Company, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements of ScripsAmerica, Inc. and related notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2014 filed with the SEC on January 29, 2016. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2 – LIQUIDITY AND BUSINESS RISKS

As of March 31, 2015, we had approximately $161,000 in cash, approximately $3,800,000 in current assets and approximately $6,200,000 in current liabilities for a negative working capital of approximately $2,400,000. For the three months ended March 31, 2015, we had a loss from operations of approximately $1,529,000 and incurred a net loss of approximately $1,647,000. As of March 31, 2015, our accumulated deficit was approximately $20,100,000. Management believes that after taking into consideration our projections for 2015 and 2016, that our cash flows from operations will be sufficient to support the working capital requirements, debt service requirements, and operating expenses for the next twelve months.

3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.          Principles of Consolidation - The condensed consolidated financial statements include our accounts, our wholly-owned subsidiary, Main Avenue, our 90% owned subsidiary, PIMD, and Implex for the first three fiscal quarters of 2014 as it was considered to be a variable interest entity (“VIE”). All inter-company accounts and transactions have been eliminated in consolidation. For investments which are considered to be a VIE, we would be considered the primary beneficiary of the VIE if both of the following characteristics are present: (a) we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) we have the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the VIE that could potentially be significant. Investments in entities in which we do not have a controlling financial interest, but over which we have significant influence are accounted for using the equity method. For those consolidated entities where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest.

b.          Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues, and expenses during the reporting period. Significant estimates made by management are, among others, allowance for doubtful receivables and contractual adjustments, realizability of inventories, valuation of deferred taxes and intangible assets, recoverability of long-lived assets and indefinite lived intangible assets, reserve for chargebacks, valuation of debt instruments and derivative liabilities, and valuation of stock-based compensation issued to employees and non-employees. Actual results could differ from those estimates.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

c.          Revenue Recognition –

Product Revenues – Specialty Pharmacy - Our specialty pharmacy revenue is not recognized until the patient receives the filled prescription. Typically, we prepare and fill a prescription that has been approved by an insurance provider, ship the filled prescription to the patient, and upon confirmation of receipt of the prescription by the patient, we recognize revenue. Any prescription in which the patient has not received product, but we may have been reimbursed by the insurance provider, is recorded as deferred revenue or accounts receivable reserved, for future deductions. Occasionally, a patient may return the product or the product was not deliverable, in such cases the revenue related to the prescription is reversed. If we received payment from a third-party payor for undelivered product, we record an allowance for deductions to be applied to future reimbursements due from the third-party payors. As of March 31, 2015 and December 31, 2014, we had no deferred revenue, but we did have an allowance for future deductions of $429,415 and $589,415 reserved against accounts receivable, respectively.

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

As of March 31, 2015 and December 31, 2014, $1,383,438 and $1,302,441, respectively, has been recorded as a reserve for third-party payors deductions and chargebacks. We believe we have adequate allowances for contractual adjustments relating to all known third-party payors disputes. However, no assurance can be given with respect to such estimates of reimbursements and offsets or the ultimate outcome of any refund requests.

Product Revenues – Pharmaceutical Distribution Services - Product revenue associated with our pharmaceutical distribution services is recognized when the product is shipped from a contract packager to our customers’ warehouses, and is adjusted for anticipated chargebacks. The sales revenue is reduced accordingly based on historical experience, customer contract programs, product pricing trends and the mix of products shipped.

Purchase orders from our customers provide persuasive evidence that an arrangement exists and that the pricing is determinable. The credit worthiness of our customers assures that collectability is reasonably assured.

Revenues from Contract Packager - We recognize revenue from our contract packager on a net basis according to Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our condensed consolidated statements of operations. These sales transactions relate to a contract that a contract packager has obtained with a government agency. The revenue is reported in a separate line in the condensed consolidated statements of operations as “Revenues net, from contract packager”, and the gross sales are reduced by the cost of sales fees from Marlex Pharmaceuticals, Inc. (“Marlex Pharmaceuticals”), our contract packager.

Commission Fees - Commission fees are recognized when earned on shipments of generic pharmaceutical products by WholesaleRx, LLC (“WholesaleRx”), which is licensed by the Drug Enforcement Agency and sixteen states to store and distribute controlled substances. Under the terms of our amended agreement with WholesaleRx, we earn a 14% commission fee on the gross profit (sales less cost of goods sold, freight in and credits and allowances) of products shipped to independent pharmacies.

We also earn commission fees with various other pharmacies for shipments on generic pharmaceutical products in which we broker the costs from various supplies. Under this agreement we earned an agreed commission fee from the pharmacies.

d.          Accounts Receivable Trade, Net - Accounts receivable are stated at an estimated net realizable value. These receivables are primarily from our pharmacy business and represent amounts due from insurance companies, through various third-party payor networks. Payments are usually received within 30 days of the product being shipped. Occasionally a patient may return the product or the product was not deliverable, in such cases the receivable is reversed. The timing of these adjustments may carry over from one month to the next month and we may have received payment before the third-party payor’s system recognizes changes in the billing status. If this occurs, we record an allowance for deductions to be applied to future reimbursements due form the third-party payor. In addition to the allowance for future deductions, we examine other receivables and will record an allowance for doubtful receivables if deemed necessary. As of March 31, 2015 and December 31, 2014, no allowance for doubtful receivables was deemed necessary.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

e.          Intangible Assets - We amortize the cost of intangibles over their useful lives unless such lives are deemed indefinite. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value if required.

f.          Long-Lived Assets - We review the carrying values of property and equipment and long-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. If impairment indicators are present, we determine whether an impairment loss should be recognized by testing the applicable asset or asset group’s carrying value for recoverability. This test requires long-lived assets to be grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the determination of which requires judgment. We estimate the undiscounted future cash flows expected to be generated from the use and eventual disposal of the assets and compare that estimate to the respective carrying values in order to determine if such carrying values are recoverable. This assessment requires the exercise of judgment in assessing the future use of, and projected value to be derived from, the eventual disposal of the assets to be held and used. If the carrying value of the assets is not recoverable, then we record a loss for the difference between the assets’ fair value and respective carrying value. We believe our current assumptions and estimates are reasonable and appropriate. Unanticipated events and changes in market conditions, however, could affect such estimates, resulting in the need for an impairment charge in future periods.

g.          Inventories - Inventories represent purchased finished products at PIMD’s inventory location and at a third party location. Raw materials represent the cost of purchased materials used to make our compounded prescription products at Main Avenue’s location. Both finished products and raw material costs are stated at the lower of cost or market determined by the first in, first out method.

h.          Income Taxes - We provide for income taxes using the asset and liability based approach for reporting income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

We also comply with the provisions of ASC 740 which prescribes a recognition threshold and measurement process for recording in the condensed consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. We classify any assessment for interest and/or penalties as the other expenses in the condensed consolidated financial statements, if applicable. There were no uncertain tax positions at March 31, 2015 and December 31, 2014.

i.          Fair Value Measurements - We follow the provision of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date) and provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

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

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

j.          Stock-Based Compensation - Compensation expense is recognized for the fair value of all share-based payments issued to employees and consultants. During the three months ended March 31, 2015 and 2014, we issued 205,000 and 75,000 employee and directors stock options, respectively, that required calculating the fair value using a pricing model such as the Black-Scholes pricing model (see Note 10).

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

k.          Noncontrolling Interest - We recognize noncontrolling interest as equity in the condensed consolidated financial statements separate from the parent company’s equity (deficit). Noncontrolling interest results from a partner in PIMD owning 10% of PIMD as of March 31, 2015, and December 31, 2014. The amount of net income (loss) attributable to noncontrolling interests is included in condensed consolidated net income (loss) on the condensed consolidated statements of operations. For the three months ended March 31, 2015 and 2014, the noncontrolling interests’ share of net income (loss) totaled $13,374 and ($44,400), respectively. Additionally, operating losses are allocated to noncontrolling interests even when such allocation creates a deficit balance for the noncontrolling interest member.

l.          Earnings (Loss) Per Share - Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock warrants, options, convertible notes payable and Series A Convertible Preferred Shares. Common stock equivalents are not included in the computation of diluted earnings per share when we report a loss because to do so would be anti- dilutive. For details on number of common stock equivalents, see Note 11 below.

m.          Recent Accounting Pronouncements - In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the condensed consolidated balance sheet. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating ASU 2016-02, the Company expects the adoption of ASU 2016-02 to have a material effect on the Company’s condensed consolidated financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect ASU 2016-02 to have a material effect on the Company’s results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is evaluating the impact of adoption of this guidance on its condensed consolidated financial statements.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be classified as a reduction to the carrying value of debt rather than a deferred charge, as is currently required. This update will be effective for the Company for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, and early adoption is permitted. In August 2015, ASU 2015-15 was issued to address ASU 2015-03 as it relates to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company is evaluating the impact of adoption of this guidance on its condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-05, Presentation Of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. ASU 2014- 15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of the ASU 2014-15 to have a material effect on our condensed consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This updated guidance supersedes the current revenue recognition guidance, including industry-specific guidance. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is not permitted. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 until December 15, 2017. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating which transition method it will adopt and the expected impact of the updated guidance on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

n.          Reclassification - Certain reclassifications have been made to the 2014 condensed consolidated financial statements to conform to the 2015 condensed consolidated financial statements presentation. These reclassifications had no effect on the net loss or cash flows as previously reported.

4 – INVENTORIES

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Finished product at PIMD and Main Ave Pharmacy	$926,888	$191,908
Raw material at Main Avenue Pharmacy	421,901	543,855
Total Inventories	$1,348,789	$735,763

No inventory reserves or lower of cost or market adjustments are considered necessary as of March 31, 2015 and December 31, 2014.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
Prepaid insurance	$49,327	$46,271
Deferred financing costs, net	14,450	17,075
Prepaid royalty	28,315	28,315
Total prepaid expenses and other current assets	$92,092	$91,661

6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
Machinery and equipment	$121,537	$103,415
Furniture and Fixtures	9,703	9,703
Software	6,909	5,909
	138,149	119,027
Less accumulated depreciation	(26,860)	(17,634)
	$111,289	$101,393

Depreciation expense for the three months ended March 31, 2015 and 2014, was $9,226 and $0, respectively.

7 – OTHER ASSETS, NET

Other assets consist of the following:

	March 31,	December 31,
	2015	2014
Prepayment for product to be manufactured	$160,520	$160,520
Accounts receivable line of credit deferred financing costs	275,175	300,766
Other	19,120	19,120
Total other assets	$454,815	$480,406

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Accounts payable and general accruals	$1,223,984	$676,467
Accrued commissions and billing expense	1,925,922	4,003,088
Accrued Ironridge settlement (see Note 15)	1,564,655	164,655
Accrued Pharmanostics settlement (see Note 15)	287,500	–
Finance fee payable	50,000	50,000
Deferred rent	541	3,956
Total accounts payable and accrued expenses	5,052,602	4,898,166
Less current portion	3,627,602	4,873,166
Long-term accounts payable and accrued expenses	$1,425,000	25,000

9 – DEBT

Debt consists of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Line of credit – Wells Fargo	$–	$–
Line of credit - Triumph	624,376	377,056
Debt with related party	197,899	230,286
12% Fixed rate convertible notes payable	559,852	559,852
12% Fixed rate convertible notes payable-related party	112,669	112,669
12% note payable	200,000	200,000
12% notes payable – related party	141,000	100,000
Total notes payable	1,835,796	1,579,863
Less current maturities	1,102,438	511,080
Long-term debt	$733,358	$1,068,783

Line of Credit – Wells Fargo

In October 2013, our line of credit from Wells Fargo Bank was renewed through October 2017. This line of credit allowed us to borrow up to a maximum of $100,000, at an interest rate of prime plus 6.25% (9.50% as of March 31, 2015). The line of credit was secured by a personal guarantee from our former Chief Executive Officer. The outstanding borrowings under this line of credit as of March 31, 2015 and December 31, 2014, was $0. During the three months ended March 31, 2015, we borrowed $76,000 and paid off the $76,000 balance. We incurred interest expense under this line of credit of approximately $50 and $134 during the three months ended March 31, 2015 and 2014, respectively. In July 2015, this line of credit was terminated with the bank in connection with our former Chief Executive Officer’s resignation (see Note 17 for details).

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

Line of Credit – Triumph

On December 8, 2014, Main Avenue entered into an agreement for a revolving line of credit facility with Triumph Community Bank, N.A. d/b/a Triumph Healthcare Finance (“Triumph”). The agreement is for a term of three years. The facility covers, and is both secured through a lockbox account arrangement and limited by, the accounts receivable of the pharmacy, as well as being secured by a security interest in all of the other assets of Main Avenue. Main Avenue may draw against the line of credit, up to a maximum of $4,000,000, as accounts receivable are developed from the filling of prescriptions for the specialty drugs and may continue to draw as the then outstanding line is reduced by the payment of the previously financed receivables. The amount drawn cannot exceed 85% of the accounts receivable. The interest rate is variable, being calculated as the Base Rate plus the Margin (3%). The Base Rate is the greater of the Prime Rate or the Floor Rate (3.25%). As of March 31, 2015, the interest rate was 6.25% per annum.

On December 9, 2014, Main Avenue paid $197,095 directly to third parties for various financing fees covering origination, legal, audit and finder fees. These fees were recorded as prepaid financing fees and will be amortized using the straight-line method which approximates the effective interest method over the term of 36 months.

The agreement has a facility fee of $50,000 payable as follows: $25,000 payable on December 8, 2015 and $25,000 on the second anniversary on December 8, 2016. This fee is included in the prepaid finance fees which is being amortized over the term of this agreement. The agreement has an early termination fee of $120,000 if terminated before the first anniversary of the closing date, $60,000 to the second anniversary closing date and $20,000 until the day immediately prior to December 8, 2017. The agreement has an unused line fee of 0.75% per annum payable in arrears on the first day of each month, calculated on the difference between the average daily balance and the total facility limit.

The agreement contains certain customary and financial covenants that must be met each fiscal quarter beginning with the quarterly period ended December 31, 2014. Financial covenants are as follows: (a) Minimum Debt Service Coverage Ratio (as defined) shall be at least 1.10 to 1.0, (b) Minimum Current Ratio (as defined) shall be at least 1.10 to 1.0 and (c) Minimum Tangible net worth (as defined) of $2,500,000. As of March 31, 2015 and December 31, 2014, we were not in compliance with these covenants and have obtained a waiver from Triumph which has cured the events of default (see Note 17).

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

The outstanding borrowings under this line of credit as of March 31, 2015 and December 31, 2014 was $624,376 and $377,056, respectively. We incurred interest expense under this line of credit of $22,202 and recorded a finance fee expense of $25,591 for the three months ended March 31, 2015, related to the amortization of deferred financing fees.

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

In addition to the monthly loan repayments during the 48 month period ending August 15, 2016, and regardless if the related debt is prepaid in full, we will pay to Development 72 a royalty equal to one percent (1%) of all revenues that we receive from our sale or distribution of RapiMed®. The royalty payments will be made quarterly and are subject to a fee for late payment or underpayment. There were no sales of RapiMed® during the three months ended March 31, 2015 and 2014, and therefore, no royalties were paid or owed.

Interest expense associated with this note for the three months ended March 31, 2015 and 2014 was $4,940 and $7,717, respectively. The total outstanding balance on this loan as of March 31, 2015 and December 31, 2014 was $197,899 and $230,286, respectively, with current maturities balance of $137,062 and $134,024, respectively. On January 14, 2016, we prepaid Development 72 $96,985 for balance of principal and interest related to this note payable.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

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

During the three months ended March 31, 2015, no payment of principal occurred and we recorded interest expense of $16,796. The Company recorded interest expense of $24,019 for the three months ended March 31, 2014. The outstanding balance at March 31, 2015 and December 31, 2014 was $559,852.

With respect to one of the notes in this category, we are also obligated to pay the holder of the note a 1.8% royalty payment on the first $10 million of sales of a generic prescription drug under distribution contracts with Federal government agencies and 0.09% on the next $15,000,000 of such sales. Payments for royalties were made monthly and quarterly.

During the three months ended March 31, 2015 and 2014, we recorded royalty expense of $0 and $112,000, respectively. The contract with the Federal government agencies expired December 31, 2014, and no more royalty expense is expected related to this particular note.

On December 30, 2015, we paid $86,250 to the holder of one of these notes to repay the note in full.

12% Fixed Rate Convertible Notes Payable-Related Party

We obtained loans in the aggregate amount of $80,000 from a company owned by our former Chief Executive Officer. The loans were aggregated into one note. We are not required to make a principal payment on the note until maturity, which is April 1, 2016. In June 2014, the holder agreed to extend the maturity date from January 30, 2015 to April 1, 2016. At the option of the holder, the principal and interest due under the note can be converted into our common stock at any time during the term of the note at the rate of $0.17 per share. These notes provide for interest only payments of 3%, payable quarterly (12% annually) in cash, or common stock of the Company at $0.17 per share, at the option of the holder.

As of March 31, 2015 and December 31, 2014, the principal balance of the note with our former Chief Executive Officer was $80,000. We recorded interest expense of $2,400 for each of the three months ended March 31, 2015 and 2014.

In 2012, we received $50,000 in cash for a convertible promissory note from the wife of our former Chief Executive Officer. The note provides for interest only payments of 3%, payable quarterly (12% annually), in cash, or in shares of our common stock at $0.17 per share, at the option of the holder. There is no required principal payment due on the note until maturity which is April 1, 2016. Marlex Pharmaceuticals also co-signed this note.

At March 31, 2015 and December 31, 2014, the principal balance of this note was $32,669. We recorded interest expense of $901 and $980 for the three months ended March 31, 2015 and 2014, respectively. On November 19, 2015, we paid the holder $23,031 for principal and interest to retire this note in full.

We are also obligated to pay a royalty of 0.9% to the holder on the first $25,000,000 of sales of generic prescription drugs under distribution contracts with Federal government agencies. Royalties are required to be paid quarterly. The contract with the Federal government agencies expired December 31, 2014, and no more royalty expense is expected related to this particular note.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

12% Note Payable

On November 18, 2014, Main Avenue borrowed $200,000 from a stockholder in order to provide funding for inventory. This loan bears interest at the rate of 12% per annum, interest payments are due monthly beginning in December 2014, and on December 31, 2014, by mutual consent, the maturity date was changed from February 18, 2015, to January 30, 2016, for the principal payment along with any outstanding interest payments. Additionally, we shall pay to the lender a royalty of $6.67 for every box of pain patches sold for a period of 90 days beginning November 18, 2014. We recorded interest expense of $6,000 for the three months ended March 31, 2015. We recorded a royalty expense of $2,174 for the pain patches sold during the three months ended March 31, 2015. The balance as of March 31, 2015 and December 31, 2014 is $200,000.

On December 30, 2015, we paid $200,000 to the holder to repay this note in full.

12% Notes Payable – Related Party

On November 18, 2014, Main Avenue borrowed $100,000 from the wife of our former Chief Executive Officer in order to provide funding for inventory. This loan bears interest at the rate of 12% per annum. Interest payments are due monthly beginning in December 2014, and on December 31, 2014, by mutual consent, the maturity date was changed from February 18, 2015, to January 30, 2016, for the principal payment along with any outstanding interest payments. Additionally, we shall pay to the lender a royalty of $3.33 for every box of pain patches sold for a period of 90 days beginning November 18, 2014. We recorded interest expense for the three months ended March 31, 2015 of $3,000. We recorded a royalty expense of $1,086 for the pain patches sold during the three months ended March 31, 2015. The note balance as of March 31, 2015 and December 31, 2014 is $100,000. On February 4, 2016, we paid the holder $112,000 for principal and interest to repay this note in full.

On March 27, 2015, ScripsAmerica borrowed $41,000 from the wife of our former Chief Executive Officer in order to provide funding for inventory. This loan was non-interest bearing. We made various principal payments during April to August 2015 and this loan was paid in full on August 13, 2015.

10 – STOCKHOLDERS’ DEFICIT

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

As of March 31, 2015, no options were issued under the SOP.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

Issuances during the three months ended March 31, 2015:

During the three months ended March 31, 2015, the Company issued 583,000 restricted shares of common stock in connection with payments for services provided by members of the Board of Directors. These shares were valued at $120,440.

During the three months ended March 31, 2015, the Company issued 328,000 restricted shares of common stock in connection with payments for services provided by employees. These shares were valued at $65,600.

During the three months ended March 31, 2015, we issued 1,165,303 restricted shares of our common stock to non-employee consultants for services rendered. These shares were valued at $231,604.

Warrants

Summary of our warrants activity and related information as of March 31, 2015:

	Number of Shares Under Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,228,572	$0.55	4.0	$–

Granted	–
Exercised	–
Cancelled/expired	–

Outstanding at March 31, 2015	5,228,572	$0.55	3.7	$–

Vested and exercisable at March 31, 2015	5,228,572

Options

On January 7, 2015, we granted 80,000 options to members of the Board of Directors and employees for services rendered. These options vested immediately and will expire three years from date of issuance. The options are exercisable at the price of $0.22 per share. The fair value of these options is $12,921, which was expensed to general and administrative expenses.

On January 28, 2015, we granted 45,000 options to members of the Board of Directors for services rendered. These options vested immediately and will expire three years from date of issuance. The options are exercisable at the price of $0.22 per share. The fair value of these options is $7,269, which was expensed to general and administrative expenses.

On March 26, 2015, we granted 80,000 options to members of the Board of Directors and employees for services rendered. These options vested immediately and will expire three years from date of issuance. The options are exercisable at the price of $0.132 per share. The fair value of these options is $7,624 which was expensed to general and administrative expenses.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

Summary of options activity and related information as of March 31, 2015:

	Number of Shares Under options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	11,445,000	$0.14	2.2	$367,090

Granted	205,000	$0.19	3.0
Exercised	–
Cancelled/expired	–

Outstanding at March 31, 2015	11,650,000	$0.14	1.9	$13,275

Vested and exercisable at March 31, 2015	11,650,000

	2015
Option fair value	$0.095 - $0.162
Risk-free interest rate	0.98% - 1.01%
Volatility	148% - 153%
Terms in years	3
Dividend yield	0%

11 – EARNINGS (LOSS) PER COMMON SHARE

The basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. The assumed exercise of common stock equivalents were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2015 and 2014 because their inclusion would have been anti-dilutive. As of March 31, 2015, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, warrants exercisable into 5,228,572 shares, options exercisable into 11,650,000 shares and notes payable convertible into 3,956,006 shares of common stock. As of March 31, 2014, common stock equivalents consisted of preferred stock convertible into 5,980,504 shares, options exercisable into 5,090,000 shares, warrants exercisable into 5,228,572 shares and notes payable convertible into 8,148,206 shares of common stock.

12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon difference between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We do not expect to pay any significant federal or state income tax for 2015 as a result of (i) the losses recorded during the three months ended March 31, 2015, (ii) additional losses expected for the remainder of 2015, and/or (iii) net operating loss carry forwards from prior years. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized. As of March 31, 2015, we maintain a full valuation allowance for all deferred tax assets. Based on these requirements, no provision or benefit for income taxes has been recorded. There were no recorded unrecognized tax benefits at the end of the reporting period.

We file federal and Delaware state income taxes. Currently, there are no tax examinations in progress, nor have we had any federal or state examinations since our inception in 2008. All of our tax years are subject to federal and state tax examination.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

13 – COMMITMENTS

Operating Lease - We entered into two long-term leases for rented space. On December 1, 2014, Main Avenue entered into a second addendum for additional space in Clifton, N.J. for store/production facility and office space. This addendum revised prior terms for leases entered into by Main Avenue in April 2014 and October 2014. The lease expires on November 30, 2019. The monthly rent is $5,432, escalating by 3% annually, for total minimum payments over the life of the lease of $369,065. In November 2013, PIMD entered into a 25 month operating lease for a distribution facility in Doral, Florida. The lease began January 1, 2014 and expired February 14, 2016. The monthly rent was $4,585 for the first thirteen months and $4,724 for the last twelve months. The total minimum payments over the life of the lease were $111,714. In February 2016, PIMD entered into a new 36 month lease for a distribution facility in Pooler, Georgia. This new lease begins March 1, 2016 and expires February 28, 2019. The monthly rent is $3,700 for the first twelve months, $3,750 for the next twelve months and $3,800 for the last twelve months.

In connection with various notes payable that we have entered into, we are obligated to pay the holders of these notes royalty fees, see Note 9 for details concerning royalty fees and payments.

On March 5, 2015, we entered into two non-binding letters of intent for the acquisition of an equity interest in third-party pharmacies which, if acquired, will expand our activities into approximately forty states, most of which are not currently serviced by Main Avenue. In September 2015, we notified both pharmacies of cancellation of intent for the acquisitions.

On June 30, 2015, our then Chief Executive Officer, President and Secretary, Robert Schneiderman, resigned all positions he held with us. See Note 17 for details on settlement agreement.

See Note 17 for details concerning our Recapitalization/Repurchase plan for the Series A Convertible Preferred Stock.

14 – CONCENTRATIONS

During the three months ended March 31, 2015, and 2014, we purchased product from four suppliers. A disruption in the availability of raw materials from our suppliers could cause a possible loss of sales, which could affect operating results adversely.

For the three months ended March 31, 2015, no customer accounted for more than 10% of net revenues but two third-party payors account for approximately 78% of our net revenues. Should our contract be cancelled with these third-party payors it would have a significant impact on our future net revenues.

On March 4, 2015, CVS/Caremark notified Main Avenue that it was terminating the provider agreement with Main Avenue. No basis for the termination was provided. During the three months ended March 31, 2015, CVS/Caremark represented approximately 26% of our net revenues.

As of March 31, 2015 and December 31, 2014 we had two insurance third-party payors representing 87% of our accounts receivable.

15 – CONTINGENCIES

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

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

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

On April 4, 2014, Ironridge requested an additional 1,646,008 common shares. We declined to issue these additional shares because Ironridge had already received approximately 10,305,550 common shares with a market value of approximately $1,300,000 in satisfaction of $766,238.

On May 6, 2014, Ironridge submitted an ex parte application to the California State Court to compel the issuance of the 1,646,008 common shares, and the California State Court entered an order compelling us to issue the additional shares. The order also prohibits us from issuing or transferring new shares to third parties before issuing these shares. We appealed the court's decision. On the same day, we filed a notice of appeal with the California State Court’s order which automatically stayed the Court’s order. The matter is pending.

We accrued the potential issuance of the shares to Ironridge during the year ended December 31, 2014 and have recorded $164,655. In October 2015, to stop a contempt action, we requested the 1,646,008 shares be issued and such shares were ultimately issued on January 22, 2016. the shares were not accepted by Ironridge until March 17, 2016.

We pursued an appeal, and reversal, of the California State Court order and are in litigation in California and New Jersey. On October 29, 2015, Ironridge in California, requested the issuance of an additional 87,000,000 shares under the formula set forth in the Stipulation.

In New Jersey, Ironridge brought an action against Olde Monmouth, our transfer agent, to force it to issue shares or pay damages resulting from their refusal to issue the shares requested by Ironridge. We intervened and contested jurisdiction in New Jersey.

In January 2016, we were ordered by the Federal Court in California to pay for Ironridge’s legal fees and on February 22, 2016 we paid this legal fee in the amount of $269,365. The Court instructed both parties to work out a mutually agreeable settlement. We believe that we have a valid defense to the issuance of the 87,000,000 shares sought by Ironridge based upon usury laws and also violations of the California business code for unconscionable actions since Ironridge paid $766,238 of debt obligations and received a return of approximately $1,300,000. Due to expensive costs and uncertainty in litigation we believe it is in the best interest of the Company to settle the matter.

In February 2016, we proposed the following settlement agreement to Ironridge to fully resolve all litigation and any and all claims, causes of action or potential causes of action between the parties, principals, affiliates and ScripsAmerica’s transfer agent, Olde Monmouth Transfer Company:

1.  ScripsAmerica will make a $400,000 payment at the time the settlement agreement is fully executed and all cases are dismissed that were brought by Ironridge.

2.  ScripsAmerica will issue a non-interest bearing note to Ironridge in the amount of $1 million to be paid over a ten month period in installments of $100,000 per month starting the month after settlement agreement and lawsuits brought by Ironridge are dismissed.   This payment is in lieu of any shares to be issued to Ironridge.

3.  The parties will dismiss all pending litigation with prejudice, including the Los Angeles Superior Court action, the Los Angeles federal court action, the New Jersey action and the New York action. Ironridge would release any and all claims to the LNK funding ($160,000).

4.  The parties shall execute general releases in favor of each other and their respective officers, directors, affiliates and related parties excluding only ScripsAmerica’s obligation to pay the note specified in paragraph 2, above.

Ironridge notified our attorney of acceptance of this settlement but subsequent to signing of the final agreement Ironridge’s principal reneged on the acceptance. We plan to purse enforcement of the settlement and our attorneys are preparing a motion to enforce settlement terms. We recorded an expense of $1,400,000 to the condensed consolidated statement of operations for the three months ended March 31, 2015 for the expected settlement amount.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

Pharmanostics

On December 29, 2015, Pharmanostics Group, LLC, (“Pharmanostics”), a Florida limited liability company, filed a civil lawsuit in Broward County Florida seeking payment from us of $1,835,712 for billing services it alleges it provided during 2014 and first two months of 2015. In January 2016, we filed a motion to move the suit to Federal Court from Florida and the motion was granted. In February 2016, we filed a counter suit for damages caused by Pharmanostics’ poor business practices. In March 2016, due to expensive costs and uncertainty in litigation we believe it is in the best interest of the Company to settle the matter with Pharmanostics. On March 10, 2016, we paid the owner of Pharmanostics $287,500 in cash and thus accrued and recorded an expense of $287,500 to the condensed consolidated statement of operations for the three months ended March 31, 2015.

16 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, and 2014 the Company paid $32,500 and $30,950, respectively, in consulting fees to a consulting firm owned by the Company’s former CEO.

During the three months ended March 31, 2015 and 2014, the Company also paid $49,500 and $44,050, respectively, in consulting fees to a consulting firm owned by the Company’s Chief Financial Officer.

The Company has entered into transactions with Mr. Adam Brosius, our interim president as of July 1, 2015 and our newly approved president as of November 13, 2015. Mr. Brosius is also owner of Black Cat Consulting and Pharma Sales Group, privately held companies that provide marketing consulting and business services to Main Avenue Pharmacy. During the three months ended March 31, 2015, we paid Black Cat Consulting $52,000 in cash, paid Pharma Sales Group in cash $710,738 and accrued $1,925,922 for consulting and commission fees to be paid to marketers by Pharma Sales Group on our behalf. As our President, Mr. Brosius receives $8,000 per month and a travel allowance of $1,000 per month. We also reimbursed Mr. Brosius for various purchases of inventory and supplies using his personal credit card since our credit line was not large enough to support business activities required.

See Note 9 for related party debt and royalties paid to a related party.

See Note 17 for the repurchase of the Series A Convertible Preferred stock in February 2016.

17 – SUBSEQUENT EVENTS

From April 1, 2015 to date of this filing, we issued 425,000 shares of our common stock to members of the Board of Directors and employees for services rendered which were valued at $38,210.

On June 30, 2015, our then Chief Executive Officer, President and Secretary, Robert Schneiderman, resigned all positions he held with us. Upon the acceptance of Mr. Schneiderman’s resignation on June 30, 2015, Brian Ettinger, the Chairman of our Board of Directors became our Chief Executive Officer and Chairman of our Board of Directors and Adam Brosius became our President.

On June 30, 2015, we entered into an agreement with Mr. Schneiderman, our then Chief Executive Officer, President and Secretary that provides for the following terms:

•	We agreed to pay to Mr. Schneiderman, a severance of $144,000 in semi-monthly installments of $6,000, commencing in July 2015 until paid. In August 2015 these payments were suspended and we are currently in default.
•	Mr. Schneiderman will meet with our new management, as may be requested, at any mutually convenient time during regular business hours until the close of business on June 30, 2016 and provide such factual background information, documents, files, e-mails, computer files, etc. as may be requested by us.
•	We are obligated to repay two loans in the aggregate amount of $212,669 which mature in January 2016, each bearing simple interest at the rate of 12% per annum. We are required to make monthly payments of interest and pay the principal on the maturity date.
•	We would pay Andrea Schneiderman, the spouse of our Chief Executive officer, for loans made to Wholesale Rx of $19,214 which we paid on July 13, 2015.
•	We shall pay the credit card, also issued on the credit of and in the name of Mr. Schneiderman, which has been used by Main Avenue and which has an over-limit balance of $59,614. We are required to pay $59,614 of the total outstanding balance. As of the date of this Form 10-Q, these balances have not been paid.

SCRIPSAMERICA, INC.

Notes to condensed consolidated financial statements (Unaudited)

For the three months ended March 31, 2015

•	Until December 31, 2015, Mr. Schneiderman may sell up to 100,000 shares of our common stock per week, and may accumulate any unsold amount from week to week for a maximum of ten weeks or a total of 1,000,000 shares.
•	For a period of nine months after his termination, Mr. Schneiderman may sell up to 150,000 shares each week, and may accumulate any unsold amount from week to week for a maximum of ten weeks or an aggregate of 1,500,000 shares.
•	Upon the sale of all or any part of the accumulated share total, Mr. Schneiderman may either sell up to 150,000 shares and/or accumulate the difference between the amount sold and the 150,000 share cap.
•	Mr. Schneiderman shall place sell orders of his shares at a price, of not less than one-half of the difference between the highest bid and the lowest offer.
•	After such nine month period, there shall be no further volume restriction, but for a further period of three months all sell orders shall be placed at a price, at the time of placing such order, of no less than one-half of the difference between the highest bid and the lowest offer.
•	Private transactions are not limited or affected by the dribble out provisions applicable to his public sales.

On April 10, 2015, we formed a wholly owned subsidiary, known as DispenseDoc, Inc. in the state of a Delaware to provide services for our new pharmacy dispensing program with individual doctors. On February 22, 2016, we entered into an agreement to sell DispenseDoc to Bread and Circuses Media, Inc. for $26,520 plus royalty payments of 1% of the amount of the adjudicated value of the monthly sales made through the DispenseDoc system by each DispenseDoc until March 20, 2017.

On July 21, 2015, we formed a wholly owned subsidiary, known as Pharmacy Administration, Inc. in the state of Delaware to provide billing and administrative services to other independent pharmacies. As of the date of this Form 10-Q we have not generated any significant sales from this subsidiary.

In November 2015, WholesaleRx’s management proposed a settlement to pay-off the receivable balance of $143,569, which was written off in 2014, and a tentative agreement obligates WholesaleRx to pay us $6,000 monthly until the receivable amount is paid. To date, we have received an aggregate of $18,000.

On January 5, 2016, the Company and Triumph entered into amendment no. 1 to the revolving line of credit facility. The amendment was entered into to waive all events of default as a result of the financial covenant violations as described in Note 9 for the period December 31, 2014 through September 30, 2015. The amendment also amended the defined terms of the financial covenants beginning with the three months period ended December 31, 2015. The Company was required to pay a $15,000 modification fee in connection with the amendment.

On February 22, 2016, our Board of Directors authorized the repurchase of the Series A Convertible Preferred Stock (“Preferred Stock”) from Development 72 LLC., a related party, for a price of $1,439,340, which covers the original purchase price, accrued but unpaid dividends, and deemed interest rate of 8% per annum (“Recapitalization Plan Agreement”). This Recapitalization Plan Agreement is to be effective retroactively to February 1, 2016. The Company will make 24 payments of $65,097 for the repurchase of all 2,990,552 shares of the Series A Convertible Preferred Stock. Upon making of the first installment payment the Preferred Stock shall be deemed to occur and the shareholder shall deliver the stock certificate(s) representing such 2,990,252 shares promptly following such initial payment and the Company shall cancel such shares and then, (i) in accordance with the provision in Section 160 of the Delaware General Corporation Act, and (ii) in accordance with the provisions of the Series A Convertible Preferred Stock, shall take all steps necessary to retire such shares as provided in Sections 243 and 244 of the Delaware General Corporation Act. Simultaneously, the capital applicable to the Preferred Stock ($1,043,000) shall be reduced to the full extent thereof, which sum shall be a liability to shareholder.

On March 25, 2016, Pharmacy Administration, Inc. (“Manager”) entered into a Membership Participation Agreement (“Agreement”) with the member owners of Lake Side Pharmacy, LLC, (“LSP members”) an Alabama limited liability company. Lake Side Pharmacy, LLC engages in operations of a non-sterile compounding pharmacy.

Per the Agreement for the aggregate sum of $740,000, Manager shall purchase from the LSP members 49% of their Class One voting units, for the total amount of $453,250. Manager shall also loan to each LSP member various amounts for an aggregate sum of $286,750 with a maturity date of March 1, 2018. The purchase of 49% of units of LSP members and the loans will entitle Manager a portion of the distribution fees earned by Lake Side Pharmacy, LLC and a management fee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated financial statements and the notes to the condensed consolidated financial statements, which are included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission, or the Commission or the SEC, on January 29, 2016, or the Annual Report, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

Overview

ScripsAmerica, Inc, (“ScripsAmerica”, “us”, “we” or “our”) was incorporated in the State of Delaware on May 12, 2008. We have two wholly owned subsidiaries, Main Avenue Pharmacy Inc. (“Main Avenue”) a New Jersey corporation formed on January 4, 2011, and Pharmacy Administration, Inc. (“Pharmacy Administration”), a Delaware corporation formed on July 21, 2015. We also own 90% of P.I.M.D. International LLC. (“PIMD”) a Florida Limited Liability Company formed on March 26, 2009.

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

Main Avenue Pharmacy

Main Avenue, a licensed retail and compounding pharmacy located in Clifton, New Jersey focuses on the development and sale of prescription pain creams which may incorporate up to eight active pharmaceutical ingredients for application on the skin, in localized areas, resulting in minimal systemic absorption and a reduction of possible side effects. Main Avenue’s products require a prescription from a physician, are shipped directly to the patient and are billed through the patient’s insurance provider.

In connection with our acquisition of Main Avenue, we assumed two notes payable totaling $300,000 and these notes were paid in full on December 9, 2014. These notes included a royalty payment clause where that on the first 10,000 prescription processed we pay a $30 royalty fee per prescription, this royalty fees decreases to $10 a prescription when the 10,001 prescription is processed by Main Avenue. On September 1, 2014, the royalty fee dropped to $10 prescription.

Independent Pharmacy Distribution

In December of 2014, we exercised an option to purchase 90% of PIMD’s membership units (“PIMD Units”) from its sole member. PIMD holds the licenses required to distribute wholesale prescription drugs. The purchase of the PIMD Units was subject to certain conditions precedent including that we obtain the necessary licenses from the state of Florida and the DEA which we did not obtain until 2015. On March 15, 2014, we entered into a Sourcing and Marketing Agreement with PIMD.

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

DispenseDoc

On April 10, 2015, we formed DispenseDoc, Inc., a wholly owned subsidiary to distribute medications directly to physicians allowing them to dispense medication to their patients at their offices and points of care. In order to dispense prescription drugs, physicians must obtain a specific license with the state where their practice is located and contract with Pharmacy Benefit Managers (“PBM”). The plan was to assist physicians with these requirements and provide billing software and product formulary. The secondary benefit was PIMD would become the sole source provider of all products dispensed by the doctors.

Due to significant resources required to get DispenseDoc to be truly successful and profitable for the Company, we decided on February 22, 2016, to enter into an agreement to sell DispenseDoc to Bread and Circuses Media, Inc. for $26,520 plus royalty payments of 1% of the amount of the adjudicated value of the monthly sales made through the DispenseDoc system by each DispenseDoc until March 20, 2017.

Pharmacy Administration Inc.

On April 10, 2015, we formed our wholly owned subsidiary, Pharmacy Administration, Inc. (“Pharmacy Administration”) to provide billing and administrative services to independent pharmacies. As of the date of this Form 10-Q, we have not generated any significant revenue from Pharmacy Administration.

Description of Revenues

Beginning in February 2014, we provided fulfillment of prescriptions through Main Avenue. We process prescriptions to the physician’s desired specifications and we recognized revenue for prescriptions shipped directly to patients from Main Avenue. Main Avenue only ships prescriptions to patients upon payment approval by the patients’ insurance companies. Payments are usually received within 30 days of shipment. Any prescription in which the patient has not received product, but we may have been reimbursed by the insurance provider, is recorded as deferred revenue or accounts receivable reserve for future deductions. In the event a patient returns a product, or if the product was not deliverable, the prescription is reversed and marked as “unbilled”. If we received payment prior to the adjustment, the payment is recorded in the reserve for charge backs. As of March 31, 2015, we had no deferred revenue, had $429,415 in accounts receivable reserve for future deductions and $1,383,438 in allowance for insurance company deductions and charge backs.

In 2014, we recognized revenue from our contract packager Marlex Pharmaceuticals, Inc. (“Marlex Pharmaceuticals”) on a net basis according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 605-45, Revenue Recognition: Principal Agent Considerations. Since we are not deemed to be the principal in these sales transactions we do not report the transaction on a gross basis in our consolidated statements of operations. These sales transactions related to a contract that Marlex Pharmaceuticals had with a government agency. The revenue is reported in a separate line in the condensed consolidated statements of operations as “Revenues net, from contract packager”, and the gross sales are reduced by the cost of sales fees from Marlex Pharmaceuticals. In 2015, we no longer received revenues from Marlex Pharmaceuticals as the agreement terminated.

Results of Operations (rounded to nearest thousand)

					( ) = unfavorable
	For the three months ended March 31,				Change
	2015		2014		$ change
Product revenues-net	$9,371,000	99%	$617,000	75%	$8,754,000
Revenue net, from contract packager	–	0%	124,000	15%	(124,000)
Commission fees	49,000	1%	83,000	10%	(34,000)
Net revenues	9,420,000	100%	824,000	100%	8,596,000
Cost of goods sold	1,652,000	18%	226,000	27%	1,426,000
Gross profit - product	7,768,000	82%	598,000	73%	7,170,000
Operating costs and expenses:
Selling	6,637,000	70%	426,000	52%	(6,211,000)
General and administrative	814,000	9%	172,000	21%	(642,000)
Ironridge Settlement	1,400,000	15%	–	0%	(1,400,000)
Share-base compensation issued for payment of services	446,000	5%	214,000	26%	(232,000)

Total operating expenses	9,297,000	99%	812,000	99%	(8,485,000)
Operating loss	(1,529,000)	-16%	(214,000)	-26%	(1,315,000)
Other income (expenses) :
Interest expense	(56,000)	-1%	(83,000)	-10%	27,000
Loss on revaluation of derivatives	–	0%	(513,000)	-62%	513,000
Financing costs	(62,000)	-1%	(813,000)	-99%	751,000
Amortization of debt discount	–	0%	(93,000)	-11%	93,000
Gain on extinguishment	–	0%	457,000	55%	(457,000)
Income from equity investments	–	0%	1,000	0%	(1,000)
Total other expenses, net	(118,000)	-1%	(1,044,000)	-127%	926,000
Loss before taxes	(1,647,000)	-17%	(1,258,000)	-153%	(389,000)
Provision for income taxes	–	0%	–	0%	–
Net loss	$(1,647,000)	-17%	$(1,258,000)	-153%	$(389,000)

Net Revenue : The following table sets forth selected condensed consolidated statements of operations data as a percentage of total net revenue for the three months ended March 31, 2015 and 2014:

Products sold	2015	% to total	2014	% to total	Change
Prescription drug products	$8,544,000	90%	$617,000	12%	$7,927,000
OTC & Non Prescription Products	957,000	10%	–	–	957,000
Revenue, from contract packager	–	-%	3,687,000	72%	(3,687,000)
Revenue, from pharmaceutical partner	–	-%	793,000	16%	(793,000)
Gross Sales	9,501,000	100%	5,097,000	100%	4,404,000
Discounts / Charge backs	(81,000)	-1%	–	–	(81,000)
Adjustment to sales for contract packager and pharmaceutical partner	–	–	(4,273,000)	-84%	4,273,000
Net Revenue	$9,420,000		$824,000		$8,596,000

For the three months ended March 31, 2015, we generated net revenue of approximately $9,420,000 compared to net revenue of approximately $824,000 for the same period in 2014, an increase of approximately $8,596,000. This increase is primarily due to prescription sales from Main Avenue which we acquired in February 2014 for $550,000. In 2015, PIMD had sales of approximately $908,000 compared to $0 in 2014. For the three months ended March 31, 2014, sales from the U.S. government contract through Marlex Pharmaceuticals which are recorded net of costs, was approximately $124,000. We earned sales commissions of approximately $50,000 for the three months ended March 31, 2015, versus approximately $83,000 for the same three month period in 2014.

Gross Profit. Our gross profit for the three months ended March 31, 2015, was approximately $7,768,000, which was 82% of our net revenue as compared to a gross profit of approximately $598,000 in 2014, an increase of approximately $7,170,000. The increase is attributed to a full quarter of sales from Main Avenue Pharmacy which we acquired in February 2014. Sales from Main Avenue generate gross margins that range from 65% to 89%.

Operating Expenses. For the three months ended March 31, 2015, our operating expenses consisted of selling, general and administrative expenses (“SG&A”), excluding share-based compensation issued for services in the amount of approximately $445,000 and settlement cost to Ironridge of $1,400,000, total SG&A was $7,451,000. Selling expenses were approximately $6,637,000, which is 71% of operating expenses and general and administrative expenses were approximately $814,000 for first quarter 2015.

					( ) = unfavorable
Principal operating cost consist of :	2015		2014		$ Change
Human resources	$379,000	5%	$96,000	12%	$(283,000)
Sales Marketing	6,637,000	84%	426,000	52%	(6,211,000)
Professional fees: legal & accounting	173,000	2%	81,000	10%	(92,000)
Consulting	78,000	1%	10,000	1%	(68,000)
Investor relations and marketing	299,000	4%	227,000	28%	(72,000)
Recovery of bad debt	–	0%	(109,000)	-13%	(109,000)
General expense	330,000	4%	81,000	10%	(249,000)
Total selling, general & administrative	7,896,000	100%	812,000	100%	(7,084,000)
Share-based compensation included in S,G & A above	445,000		214,000		(231,000)
Total selling, general & administrative excluding share-base compensation	$7,451,000		$598,000		$(6,853,000)

Selling. For the three months ended March 31, 2015, selling costs increased approximately by $6,211,000 compared to the same period in 2014. A significant portion of this increase is due to sales commissions paid by Main Avenue, which were approximately $6,139,000 and the settlement agreement with Pharmanostics of $287,500 for the first quarter 2015. We paid a commission to an outside sales force of between approximately 55% to 65%. There was a $159,000 increase in selling costs mainly for our in-house billing services department which we created in December 2014.

General and Administrative. For first quarter 2015, general and administrative expenses (“G&A”) including share-based compensation increased approximately $874,000 to approximately $1,259,000 as compared to approximately $385,000 for the same period in 2014. If the share-based compensation is excluded, then the G&A costs increased approximately $643,000. Included in G&A for 2015 are: (i) non-cash stock compensation payments for services in the amount of approximately $445,000. The changes in G&A expenses excluding share-base compensation was primarily the result of: (a) increases in professional fees of approximately $92,000, (b) increase in consulting fees of approximately $46,000 (c) a increase of approximately $77,000 excluding stock based compensation paid for these services in investor relations and public relations costs which include costs associated with market awareness of our common stock, press releases, assistance in capital raising and fees for obtaining funding, (d) an increase of approximately $69,000 in employee costs expenses which included salary, and benefits and (e) an increase in all other general expenses of approximately $249,000 which includes D&O insurance, telephone, computer expenses, and general overhead and other office-related expenses.

Share-Based Compensation Issued for Services. Due to our cash flow issues in the three months ended March 31, 2015 and 2014, we issued common stock as payment for services to various service providers. The following table lists the area of General and Administrative expenses for common stock issued:

	2015	2014
Human resources	$214,000	$–
Consulting	22,000	–
Investor Relations and Marketing	209,000	214,000

Total Selling, General & Administrative	$445,000	$214,000

Total Other Expenses. Other expenses for the three months ended March 31, 2015 decreased by approximately $926,000 to approximately $118,000 from approximately $1,044,000 for the same period in 2014.

The dollar changes for the three months ended March 31, 2015 compared to 2014 for other expenses consist of the following:

	Three months ended March 31,		( ) = unfavorable change
Other income (expenses) :	2015	2014	$ Change
Interest expense	$(56,000)	$(83,000)	$27,000
Change in fair value of derivatives	–	(513,000)	513,000
Financing costs	(62,000)	(813,000)	751,000
Amortization of debt discount	–	(93,000)	93,000
Gain on extinguishment of debt	–	457,000	(457,000)
Income from equity investments	–	1,000	(1,000)
Total other expenses, net	$(118,000)	$(1,044,000)	$926,000

Interest expense for the three months ended March 31, 2015 consisted of the following: (a) interest on our convertible debt, including relating party amounts was approximately $20,000. We made cash payments of approximately $20,000 in 2015, as compared to cash payments for interest of approximately $28,000, in 2014, (b) interest cost associated with a term loan of $500,001 which was approximately $5,000, as compared to approximately $7,700 in 2014, (c) interest costs associated with our lines of credit (Wells Fargo bank and Triumph Bank) was approximately $22,000, as compared to $100 in 2014, (d) interest cost associated with our purchase order financing from a related party which was approximately $0, as compared to approximately $25,000 in 2014.

The change in fair value of derivative liability for the three months ended March 31, 2014 was approximately $513,000 as compared to $0 for 2015. The change is a result of the reduction of variable convertible debt during the first quarter 2014, as compared to no derivative liabilities in 2015.

With the reduction of debt by paying off convertible notes early, we incurred gains of approximately $457,000 in first quarter 2014, as compared to no gains in first quarter 2015.

Net Loss Applicable to Common Shares. We recorded a net loss of approximately $1,647,000 for the three months ended March 31, 2015, compared to a net loss of approximately $1,258,000 for the same three month period in 2014, which is an increase in our net loss of approximately $389,000 as compared to 2014. If you exclude the one-time settlement cost to Ironridge of $1,400,000 we had income of approximately $40,000, compared to a loss in the prior year of approximately $1,298,000 which is due to increased sales from Main Avenue. In first quarter 2015, sales increases were significantly offset by the increase in selling costs for commissions, an increase of $6,211,000. For first quarter 2015, we had income attributed to operations of approximately $158,000 (excluding Ironridge and Pharmanostics settlements) compared to a loss of approximately $214,000 in 2014, an increase of approximately $372,000 mainly due to our 2015 sales volume. Other expenses declined approximately $926,000 in 2015 as compared to 2014. We accrued a preferred stock dividend of $20,860 for the three months ended March 31, 2015 and 2014, respectively. We have a net loss available to common stockholders of approximately $1,681,000 and $1,234,000 for the three months ended March 31, 2015 and 2014, respectively. Our basic and diluted net loss per common share is ($0.01) and ($0.01) for 2015 and 2014, respectively.

Liquidity and Capital Resources

Summary

Since our inception in 2008, we have had significant losses from operations. We have funded our operations primarily through the private placement of equity and debt securities. On March 31, 2015, we had approximately $161,000 in cash, approximately $3,815,000 in current assets and approximately $6,171,000 in current liabilities for a negative working capital of approximately $2,356,000. On March 31, 2015 our accumulated deficit was approximately $20,105,000, In 2016, we expect to have positive income from operations mainly from Main Avenue operations and management believes after taking into consideration the current projections for 2015 and 2016, that our cash flow from operations will be sufficient to support our working capital requirements for the next twelve months. Our current assets consisted of approximately $161,000 in cash, approximately $2,189,000 in receivables, approximately $1,349,000 in inventory, and approximately $92,000 in prepaid expenses. Current liabilities at March 31, 2015 consist of: accounts payable of approximately $3,628,000, mainly accrued commission payments of approximately $1,926,000; accounts receivable line of credit of approximately $624,000, term notes payable of approximately $478,000, reserve for charge backs of approximately $1,383,000, stock to be issued of approximately $40,000 and royalty payable of approximately $18,000.

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2015 and 2014 (rounded to nearest thousands):

Total cash provided by (used in):	2015	2014	change
Operating activities	$(530,000)	$(469,000)	$(61,000)
Investing activities	(19,000)	(227,000)	208,000
Financing activities	256,000	928,000	(672,000)
Change in cash	$(293,000)	$232,000	$(525,000)

Operating Activities

Net cash used in operating activities was approximately $530,000 for first quarter 2015 as compared to cash used in operating activities of approximately $469,000 for first quarter 2014, an increase in cash used by operations of approximately $461,000. The increase in the cash used in operations for 2015 as compared to 2014 is primarily from the significant increase in selling expenses ($5,924,000) mainly for commission expenses which offset increases in our revenues from Main Avenue.

Investing Activities

Investing activities for first quarter 2015 was for the purchase of property and equipment of approximately $19,000 compared to $52,000 in first quarter 2014. In first quarter 2014 we made down payment of $175,000 for the acquisition of Main Avenue.

Financing Activities

Net cash provided by financing activities was approximately $256,000 for the first quarter 2015 compared to approximately $928,000 in first quarter 2014. Financing activities in first quarter 2015, consist of the following: (a) payment of approximately $32,000 to a related party for amounts due under a five year term loan (b) received proceeds of $41,000 from a related party for a short-term note payable and (c) net proceeds of approximately $247,000 under accounts receivable line of credit.

Recent Financial Events

From January 1, 2015, to the date of this filing we issued 1,165,303 restricted shares of our common stock to non-employees for services rendered during 2015. These services were valued at $231,604.

From April 1, 2015, to the date of this filing we issued 425,000 restricted shares of our common stock in connection with payments provided to members of the Board of Directors and employees during 2015. These services were valued at $38,210.

Commitments and Concentrations

We entered into two long-term leases for rented space. On December 1, 2014, Main Avenue entered into a second addendum for additional space in Clifton, N.J. for store/production facility and office space. This addendum revised prior terms for leases entered into by Main Avenue in April 2014 and October 2014. The lease expires on November 30, 2019. The monthly rent is $5,432, escalating by 3% annually, for total minimum payments over the life of the lease of $369,065. In November 2013, PIMD entered into a 25 month operating lease for a distribution facility in Doral, Florida. The lease began January 1, 2014 and expired February 14, 2016. The monthly rent was $4,585 for the first thirteen months and $4,724 for the last twelve months. The total minimum payments over the life of the lease was $111,714. In February 2016, PIMD entered into a new 36 month lease for a distribution facility in Pooler, George. This new lease begins March 1, 2016 and expires February 28, 2019. The monthly rent is $3,700 for the first twelve months, $3,750 for the next twelve months and $3,800 for the last twelve months.

In connection with various notes payable that we have entered into, we are obligated to pay the holders of these notes royalty fees, see Note 9 to our condensed consolidated financial statements included in this Quarterly Report for details concerning royalty fees and payments.

On June 30, 2015, our then Chief Executive Officer, President and Secretary, Robert Schneiderman, resigned all positions he held with us. See Note 17 to our condensed consolidated financial statements included in this Quarterly Report for details on the settlement agreement.

See Note 17 to our condensed consolidated financial statements included in this Quarterly Report for details concerning our Recapitalization/Repurchase plan for the Series A Convertible Preferred Stock.

During the three months ended March 31, 2015, and 2014, we purchased product from four suppliers. A disruption in the availability of raw materials from our suppliers could cause a possible loss of sales, which could affect operating results adversely.

For the three months ended March 31, 2015, no customer accounted for more than 10% of net revenues but two third-party payors account for approximately 78% of our net revenues. Should our contract be cancelled with these third-party payors it would have a significant impact on our future net revenues.

On March 4, 2015, CVS/Caremark notified Main Avenue that it was terminating the provider agreement with Main Avenue. No basis for the termination was provided. During the three months ended March 31, 2015, CVS/Caremark represented approximately 26% of our net revenues.

As of March 31, 2015 and December 31, 2014 we had two insurance third-party payors representing 87% of our accounts receivable.

See PART II, Item 1 of this document for detail concerning Ironridge Global IV, LTD legal Action and Pharmanostics legal actions.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

For the three months ended March 31, 2015, there were no material changes to the “Critical Accounting Policies” discussed in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our 2014 10-K.

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk has not changed materially risks disclosed in Item 7A of our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer (chief executive officer) and principal financial officer (chief financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015 (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective.

(b) Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed by us in a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2013, the we issued to Ironridge Global IV, Ltd. (“Ironridge”) 8,690,000 shares of our common stock in settlement of bona fide claims against us which were purchased by Ironridge from our various creditors (the “Claim Amount”). The shares issued to Ironridge were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the court order issued by the California Superior Court for the County of Los Angeles (“California State Court”) on November 8, 2013, our common shares were deemed to be issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. The number of shares issued to Ironridge is subject to an adjustment based on the trading price of our common shares such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge’s reasonable legal fees and expenses (the “Final Amount”), which Final Amount is equal to $766,238.

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

On April 4, 2014, Ironridge requested an additional 1,646,008 common shares. We declined to issue these additional shares because Ironridge had already received approximately 10,305,550 common shares with a market value of approximately $1,300,000 in satisfaction of $766,238.

On May 6, 2014, Ironridge submitted an ex parte application to the California State Court to compel the issuance of the 1,646,008 common shares, and the California State Court entered an order compelling us to issue the additional shares. The order also prohibits us from issuing or transferring new shares to third parties before issuing these shares. We appealed the court's decision. On the same day, we filed a notice of appeal with the California State Court’s order which automatically stayed the Court’s order. The matter is pending.

We accrued the potential issuance of the shares to Ironridge during the year ended December 31, 2014 and have recorded $164,655. In October 2015, to stop a contempt action, we reserved the 1,646,008 shares which were not accepted by Ironridge as of until March 17, 2016.

We pursued an appeal, and reversal, of the California State Court order and are in litigation in California and New Jersey. On October 29, 2015, Ironridge in California, requested the issuance of an additional 87,000,000 shares under the formula set forth in the Stipulation.

In New Jersey, Ironridge brought an action against Olde Monmouth, our transfer agent, to force it to issue shares or pay damages resulting from their refusal to issue the shares requested by Ironridge. We intervened and contested jurisdiction in New Jersey.

In January 2016, we were ordered by the Federal Court in California to pay for Ironridge’s legal fees and on February 22, 2016 we paid this legal fee in the amount of $269,365. The Court instructed both parties to work out a mutually agreeable settlement. We believe that we have a valid defense to the issuance of the 87,000,000 shares sought by Ironridge based upon usury laws and also violations of the California business code for unconscionable actions since Ironridge paid $766,238 of debt obligations and received a return of approximately $1,300,000. Due to expensive costs and uncertainty in litigation we believe it is in the best interest of the Company to settle the matter.

In February 2016, we proposed the following settlement agreement to Ironridge to fully resolve all litigation and any and all claims, causes of action or potential causes of action between the parties, principals, affiliates and ScripsAmerica’s transfer agent, Olde Monmouth Transfer Company:

1. ScripsAmerica will make a $400,000 payment at the time the settlement agreement is fully executed and all cases are dismissed that were brought by Ironridge.

2. ScripsAmerica will issue a non-interest bearing note to Ironridge in the amount of $1 million to be paid over a ten month period in installments of $100,000 per month starting the month after settlement agreement and lawsuits brought by Ironridge are dismissed.   This payment is in lieu of any shares to be issued to Ironridge.

3. The parties will dismiss all pending litigation with prejudice, including the Los Angeles Superior Court action, the Los Angeles federal court action, the New Jersey action and the New York action. Ironridge would release any and all claims to the LNK funding ($160,000).

4. The parties shall execute general releases in favor of each other and their respective officers, directors, affiliates and related parties excluding only ScripsAmerica’s obligation to pay the note specified in paragraph 2, above.

Ironridge notified our attorney of acceptance of this settlement but subsequently to signing of the final agreement Ironridge’s principal reneged on the acceptance. We plan to purse enforcement of the settlement and our attorneys are preparing motion to enforce settlement terms. We recorded an expense of $1,400,000 to the condensed consolidated statement of operations for the three months ended March 31, 2015 for the expected settlement amount.

Pharmanostics

On December 29, 2015, Pharmanostics Group, LLC, (“Pharmanostics”), a Florida limited liability company, filed a civil lawsuit in Broward County Florida seeking payment from us of $1,835,712 for billing services it alleges it provided during 2014 and first two months of 2015. In January 2016, we filed a motion to move the suit to Federal Court from Florida and the motion was granted. In February 2016, we filed a counter suit for damages caused by Pharmanostics’ poor business practices. In March 2016, due to expensive costs and uncertainty in litigation we believe it is in the best interest of the Company to settle the matter with Pharmanostics. On March 10, 2016, we paid the owner of Pharmanostics $287,500 in cash and thus accrued and recorded an expense of $287,500 to the condensed consolidated statement of operations for the three months ended March 31, 2015.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our annual report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, we offered and sold securities below. We used the proceeds from the sale of these securities for working capital. None of the issuances involved underwriters, underwriting discounts or commissions. We relied upon Section 4(2) of the Securities Act, and Rule 506 of the Securities Act of 1933, as amended for the offer and sale of the securities. We believed Section 4(2) was available because:

•	We were not a blank check company;
•	And have never been a shell company;
•	Sales were not made by general solicitation or advertising;
•	All certificates had restrictive legends; and
•	Sales were made to persons with a pre-existing relationship to our management.

During the three months ended March 31, 2015, the Company issued 911,000 restricted shares of common stock in connection with payments for services provided by members of the Board of Directors and employees. These shares were valued at $186,040.

During the three months ended March 31, 2015, we issued 1,165,303 restricted shares of our common stock to non-employee consultants for services rendered. These shares were valued at $231,604.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 4, 2016 by the undersigned thereunto duly authorized.

SCRIPSAMERICA, INC.

/s/ Brian Ettinger

Brian Ettinger, Chief Executive Officer

/s/ Jeffrey Andrews

Jeffrey Andrews, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Camardo, M.D.	Director	April 4, 2016
Joseph Camardo, M.D.

/s/ Michael Imperiale, M.D.	Director	April 4, 2016
Michael Imperiale, M.D.

/s/ Andrius Pranskevicius	Director	April 4, 2016
Andrius Pranskevicius

/s/ Anderson L. Triggs	Director	April 4, 2016
Anderson L. Triggs

/s/ William Austin Lewis, IV	Director	April 4, 2016
William Austin Lewis, IV

/s/ Adam Brosius	Director	April 4, 2016
Adam Brosius

